Form 10-Q
period 1995-03-31
NOONEY REALTY TRUST INC
filed 1995-05-15
CIK 748580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             -----------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter period ended March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission file number 0-13754

                            NOONEY REALTY TRUST, INC.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Missouri                                  43-1339136
- -------------------------------------------  ----------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                  63105
- -------------------------------------------  ----------------------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (314) 863-7700

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                               ---     ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 1991 there were 866,624 shares of the Registrant's common stock, par value $1 per share, issued and outstanding.

                               Page 1 of 12 Pages

PART I

Item 1 - Financial Statements:

                            NOONEY REALTY TRUST, INC.
                            -------------------------

                        (A REAL ESTATE INVESTMENT TRUST)
                        --------------------------------

                                 BALANCE SHEETS
                                 --------------
                                                       March 31,   December 31,
                                                         1995          1994
                                                     ------------  ------------
                                                      (UNAUDITED)

ASSETS:
   Cash and short-term investments                   $   487,203   $   601,604
   Accounts receivable                                   219,970       277,065
   Prepaid and deferred expenses                         100,816        36,609
   Investment property, at cost:
      Land and improvements                            2,568,955     2,568,955
      Buildings                                       17,462,246    17,381,201
                                                     ------------  ------------
                                                      20,031,201    19,950,156
      Less accumulated depreciation                    4,883,553     4,730,872
                                                     ------------  ------------
                                                      15,147,648    15,219,284
   Deferred expenses-at amortized cost                   394,841       369,506
                                                     ------------  ------------
                                                     $16,350,478   $16,504,068
                                                     ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Accounts payable and accrued expenses             $   330,086   $   372,132
   Mortgage notes payable                              4,969,699     4,988,006
   Refundable tenant deposits                             45,004        45,004
                                                     ------------  ------------
      Total liabilities                                5,344,789     5,405,142

Shareholders' Equity:
   Common Stock, $1 par value; Authorized,
      5,000,000 shares; Issued and outstanding,
      866,624 in 1995 and 1994                           866,624       866,624
   Additional paid-in capital                         14,252,532    14,252,532
   Distributions in excess of net income              (4,113,467)   (4,020,230)
                                                     ------------  ------------
                                                      11,005,689    11,098,926
                                                     ------------  ------------
                                                     $16,350,478   $16,504,068
                                                     ============  ============


                         NOONEY REAL REALTY TRUST, INC.
                         ------------------------------

                        (A REAL ESTATE INVESTMENT TRUST)
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                   (UNAUDITED)
                                   -----------
                                                         Three Months Ended
                                                     --------------------------
                                                       March 31,     March 31,
                                                         1995          1994
                                                     ------------  ------------

REVENUES:
   Rental and other income                               $696,722      $693,336
   Interest                                                 1,114         1,615
                                                     ------------  ------------
                                                          697,836       694,951

EXPENSES:
   Interest                                               104,621       114,911
   Depreciation and amortization                          179,599       181,027
   Real estate taxes                                      127,122       127,246
   Advisory Fee                                            28,962        28,520
   Property management fees paid to
      Nooney Krombach Company                              25,924        25,857
   Operating expenses                                     194,851       195,241
                                                     ------------  ------------

                                                          661,079       672,802
                                                     ------------  ------------

EARNINGS FROM OPERATIONS                                 $ 36,757      $ 22,149
                                                     ============  ============

EARNINGS PER SHARE                                       $   0.04      $   0.03
                                                     ============  ============


                               NOONEY REALTY TRUST, INC.
                               -------------------------
                           (A REAL ESTATE INVESTMENT TRUST)
                           --------------------------------

                           STATEMENT OF SHAREHOLDERS' EQUITY
                           ---------------------------------
                           THREE MONTHS ENDED MARCH 31, 1995
                           ---------------------------------

                                      (UNAUDITED)
                                      -----------
                                      COMMON STOCK
                               --------------------------
                                                            ADDITIONAL   DISTRIBUTION
                                NUMBER OF                     PAID-IN    IN EXCESS OF
                                  SHARES        AMOUNT        CAPITAL     NET INCOME
- -----------------------------  ------------  ------------  ------------  ------------

Balance, January 1, 1995            866,624      $866,624   $14,252,532  $(4,020,230)

Earnings from Operations                                                      36,757

Distributions to Shareholders                                               (129,994)
                               ------------  ------------  ------------  ------------

Balance, March 31, 1995             866,624      $866,624   $14,252,532  $(4,113,467)
                               ============  ============  ============  ============


                                          NOONEY REALTY TRUST, INC.
                                          -------------------------
                                      (A REAL ESTATE INVESTMENT TRUST)
                                      --------------------------------

                                          STATEMENTS OF CASH FLOWS
                                          ------------------------

                                                 (UNAUDITED)
                                                 -----------
                                                                                      Three Months Ended
                                                                                  --------------------------
                                                                                    March 31,     March 31,
                                                                                      1995          1994
                                                                                  ------------  ------------

CASH FLOWS USED IN OPERATING ACTIVITIES:
   Earnings from operations                                                          $ 36,757      $ 22,149
   Adjustments to reconcile earnings from operations to net cash used in operating activities:
      Depreciation and amortization                                                   179,599       181,027
      Changes in assets and liabilities:
         Decrease (Increase) in accounts receivable                                    57,095       (38,540)
         (Increase) in prepaid expenses                                               (64,207)      (26,850)
         (Increase) in deferred assets                                                (52,253)      (66,309)
         (Decrease) in accounts payable and accrued expenses                          (42,046)      (11,945)
         (Decrease) in refundable tenant deposits                                         -0-          (500)
                                                                                  ------------  ------------

            Total Adjustments                                                          78,188        36,883
                                                                                  ------------  ------------
            Net cash provided by operating activities                                 114,945        59,032

CASH FLOWS USED IN INVESTING ACTIVITIES
   Adjustments to investment property                                                 (81,045)       (6,866)
                                                                                  ------------  ------------

            Net cash used in investing activities                                     (81,045)       (6,866)

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Cash distributions to shareholders                                                (129,994)      (86,992)
   Payments on mortgage notes payable                                                 (18,307)      (12,460)
                                                                                  ------------  ------------

            Net cash used in financing activities                                    (148,301)      (99,452)
                                                                                  ------------  ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (114,401)      (47,286)
                                                                                  ------------  ------------
CASH AND CASH EQUIVALENTS
   Beginning of period                                                                601,604       672,563
                                                                                  ------------  ------------
CASH AND CASH EQUIVALENTS
   End of period                                                                      $487,203      $625,277
                                                                                  ============  ============

                            NOONEY REALTY TRUST, INC.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1995, AND 1994

NOTE A:

Refer to the Registrant's financial statements for the year ended December 31, 1993, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented have been made.

NOTE C:

The Registrant has employed Nooney Advisors, Ltd., a Missouri limited partnership, to serve as the Registrant's investment and financial counselor and to supervise the day-to-day operations of the Registrant. Certain General Partners of Nooney Advisors, Ltd. are also officers and directors of the Registrant. Advisory fees of $28,962 were paid to Nooney Advisors, Ltd. for the three months ended March 31, 1995. Advisory fees of $28,520 were paid to Nooney Advisors, Ltd. for the three months ended March 31, 1994.

The Registrant's properties are managed by Nooney Krombach Company, a wholly owned subsidiary of Nooney Company. Certain officers and directors of the Registrant are also officers and directors of Nooney Company or one of its subsidiaries.

NOTE D:

The earnings per share for the three months ended March 31, 1995 and 1994 has been computed based on 866,624 shares, the number outstanding during the periods.

ITEM: 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

    The Trust's cash reserves at March 31, 1995 were lower than the previous year-end due to higher capital expenditures related to leasing, slightly offset by higher cash flow from operations. The Trust anticipates that it will have ample cash reserves to cover capital expenditures during 1995 and the following two years.

    At Franklin Park, a major lease of approximately 90,000 square feet expired in December 1994. The Trust successfully negotiated with this tenant to renew its lease for a 5-year term at a 9% increase in rent over the term of the lease. During the first quarter of 1995, $130,000 of capital for tenant alterations and lease commissions were funded from cash reserves and operations.

    As a result of the renewal and extension of the mortgage loan, the renewal of a major tenant at Franklin Park and the re-leasing of the vacated space at Atrium at Alpha, during 1994, the Trust increased its regular quarterly dividend from $.10 to $.15, which represents a 50% increase. The Trust declared a dividend of $.15 per share for first quarter 1995 operations.

    The Trust expects to have adequate cash from reserves and operations to cover capital expenditures. Structural repairs of $100,000 at Franklin Park are expected during 1995. Atrium at Alpha is expected to incur leasing-related capital expenditures and other capital expenditures related to common area renovation. Capital expenditures at the Applied Communications Building are expected to be minimal.

Results of Operations
- ---------------------

    During the quarters ended March 31, 1995, 1994 and 1993 the Trust's properties cash flows were as follows:

                                    Franklin Park     Applied        Atrium At
                                    Distr. Center   Comm. Bldg.        Alpha
                                    -------------  -------------  -------------

1995
- ----

Net Operating Cash Income <F1>        $   64,000     $   46,000     $   86,000
Capital Expenditures                        (-0-)          (-0-)          (-0-)
Tenant Alterations                       (75,000)          (-0-)        (6,000)
Lease Commissions                        (55,000)          (-0-)          (-0-)
                                      -----------    -----------    -----------
Net Cash Flow                         $  (66,000)    $   46,000     $   80,000
                                      ===========    ===========    ===========

1994
- ----

Net Operating Cash Income <F1>        $   60,000     $    28,000    $   99,000
Capital Expenditures                        (-0-)          (-0-)          (-0-)
Tenant Alterations                          (-0-)          (-0-)        (7,000)
Lease Commissions                           (-0-)          (-0-)       (27,000)
                                      -----------    -----------    -----------
Net Cash Flow                         $   60,000     $   28,000     $   65,000
                                      ===========    ===========    ===========

1993
- ----

Net Operating Cash Income <F1>        $   53,000     $   27,000     $  111,000
Capital Expenditures                        (-0-)          (-0-)          (-0-)
Tenant Alterations                          (-0-)          (-0-)          (-0-)
Lease Commissions                           (-0-)      (140,000)        (7,000)
                                      -----------    -----------    -----------
Net Cash Flow                         $   53,000     $ (113,000)    $  104,000
                                      ===========    ===========    ===========

- ---------------

<F1>  Net Operating Cash Income represents Rental Revenue less Operating
      Expenses, excluding depreciation and amortization, less Debt Service.


Expected Remaining 1995 Capital Expenditures:
- ---------------------------------------------

                          Structural     Leasing        Other
                            Repairs      Capital       Capital         Total
                         ------------  ------------  ------------  ------------

Atrium/Alpha               $    -0-      $ 49,000      $ 51,000      $100,000
Franklin Park               100,000           -0-           -0-       100,000
A.C.I. Bldg.                    -0-           -0-           -0-           -0-
                         ------------  ------------  ------------  ------------
                           $100,000      $ 49,000      $ 51,000      $200,000
                         ============  ============  ============  ============


   During the remainder of 1995, approximately $49,000 of capital expenditures is expected related to leasing at the Atrium at Alpha Business Center in addition to approximately $51,000 for other capital expenditures. At Franklin Park, $100,000 for capital expenditures related to structural repairs is expected. Leasing capital expenditures of $130,000, at Franklin Park, related to the renewal of one of its major tenants, were paid in the first quarter of 1995. The Trust expects minimal capital expenditures necessary to keep the properties in good condition other than previously noted.

   The occupancy levels at the Trust's properties are listed below:

                                             Occupancy levels at March 31,
PROPERTY                                   1995          1994          1993
                                       ------------  ------------  ------------

Franklin Park Distr. Center                100%          100%          100%
Applied Communications                     100%          100%          100%
Atrium at Alpha                             94%           89%           87%


    During the first quarter of 1995, there was no leasing activity at the Atrium at Alpha Business Center. The property has two major tenants which lease 23% and 15% of the space with leases expiring in 1999 and 1996, respectively.

    At Franklin Park Distribution Center, a major tenant's lease was renewed. This tenant occupies 91,855 square feet which comprises 57% of the property. The new lease increased in rental rate by 9%, and expires in 1999. The other major tenant occupies 43% of the building with a lease expiring in June 1998.

    The Applied Communications, Inc. Building has a single tenant who leases the entire building with a lease expiring in August 1999.

1995 Comparisons
- ----------------

    The Trust had gross revenues of $697,836 for the quarter ended March 31, 1995. The Trust generated net income of $36,757 or $.04 per share, for the quarter ended March 31, 1995. Funds from operation, which represents net income (computed in accordance with generally accepted accounting principles), plus depreciation and amortization, was $216,356 or $.25 per share. In addition, principal payments on notes payable were $18,307. Total dividends paid during the quarter amounted to $129,994 or $.15 per share.

    Total revenues, for the quarter ended March 31, 1995, remained relatively flat when compared to the previous year's quarter. Revenues at Atrium at Alpha decreased primarily due to higher operating expense recoveries in 1994 from a major tenant's lease that expired in May 1994. Partially offsetting this decrease in revenues were higher rental revenue due to higher occupancy at Atrium at Alpha. Rental revenues were higher at the ACI Building due to its major tenant which has an annual 3% increase in base rent. Franklin Park had an increase in revenue due to the renewal, at a higher rental rate, of one of its major tenants.

    Total expenses decreased slightly when compared to the previous year's quarter primarily due to lower interest expense as a result of the refinancing of the mortgage debt in the fourth quarter of 1994.


1994 Comparisons
- ----------------

    The Trust had gross revenues of $694,951 for the quarter ended March 31, 1994. The Trust generated net income of $22,149 or $.03 per share, for the quarter ended March 31, 1994. Funds from operations, which represents net income (computed in accordance with generally accepted accounting principles), plus depreciation and amortization, was $203,176 or $.23 per share. In addition, principal payments on notes payable were $12,460. Total dividends paid during the quarter amounted to $173,984 or $.20 per share. Half of this dividend was accrued as a bonus dividend at December 31, 1993.

    Total revenues for the quarter ended March 31, 1994 increased 1% compared to the first quarter of 1993 primarily due to the major tenant at the Applied Communications Building who has an annual 3% increase in base rent.

    Total expenses for the quarter ended March 31, 1994 increased due to higher depreciation and amortization charges resulting from capital improvements and tenant alterations as well as higher taxes due to an accounting adjustment in the prior year.

1993 Comparisons
- ----------------

    The Trust had gross revenues of $686,395 for the quarter ended March 31, 1993. The Trust generated net income of $37,100 or $.04 per share, for the quarter ended March 31, 1993. Funds from operations, which represents net income (computed in accordance with GAAP), plus depreciation and amortization, was $210,595 or $.24 per share. Total dividends paid during the quarter amounted to $86,662 or $.10 per share.

    Total revenues for the quarter decreased 3% compared to the first quarter of 1992 primarily due to revenues at the Applied Communications Building due to the renewal of the single tenant described above. Revenues at the Atrium Alpha Business Center increased due to higher occupancy. Revenues at Franklin Park remained flat.

    Total operating expenses decreased 1% as a result of lower real estate taxes at Atrium Alpha Business Center offset by higher utility and maintenance expenses at the Applied Communications Building and higher real estate taxes at Franklin Park.


Inflation
- ---------

    The effects of inflation did not have a material impact upon the Trust's operation in fiscal 1994 and are not expected to have a material impact in 1995.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 27, Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

    (b)  Reports on Form 8-K

         None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NOONEY REALTY TRUST, INC.

Dated: May 15, 1995                       By: /S/ GREGORY J. NOONEY, JR.
                                              ---------------------------------
                                              Gregory J. Nooney, Jr.
                                              Chief Executive Officer

                                              /S/ DENNIS K. QUICK
                                              ---------------------------------
                                              Dennis K. Quick
                                              Chief Accounting Officer