Form 10-Q
period 1995-06-30
NOONEY REALTY TRUST INC
filed 1995-08-14
CIK 748580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter period ended June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission file number 0-13754

                            NOONEY REALTY TRUST, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Missouri                                    43-1339136
-------------------------------------------  ----------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                 63105
-------------------------------------------  ----------------------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (314) 863-7700


-------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subjcet to such filing requirements for the past 90 days. Yes [X] No [ ].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confimred by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 1991 there were 866,624 shares of the Registrant's common stock, par value $1 per share, issued and outstanding.
                               Page 1 of 15 Pages

PART I

Item 1 - Financial Statements:

                            NOONEY REALTY TRUST, INC.
                            -------------------------
                        (A REAL ESTATE INVESTMENT TRUST)
                        --------------------------------
                                 BALANCE SHEETS
                                 --------------
                                                       June 30,      December,
                                                         1995          1994
                                                      (Unaudited)
                                                     ------------  ------------

ASSETS:

     Cash and short-term investments                 $   558,722   $   601,604
     Accounts receivable                                 263,920       277,065
     Prepaid and deferred expenses                         7,369        36,609
     Investment property, at cost:
          Land and improvements                        2,568,955     2,568,955
          Buildings                                   17,504,042    17,381,201
                                                     ------------  ------------
                                                      20,072,997    19,950,156
          Less accumulated depreciation                5,036,872     4,730,872
                                                     ------------  ------------
                                                      15,036,125    15,219,284
     Deferred expenses-at amortized cost                 385,187       369,506
                                                     ------------  ------------

                                                     $16,251,323   $16,504,068
                                                     ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses           $   341,635   $   372,132
     Mortgage notes payable                            4,951,004     4,988,006
     Refundable tenant deposits                           48,129        45,004
                                                     ------------  ------------

          Total liabilities                            5,340,768     5,405,142











                                                                    (Continued)

Shareholders' Equity:

     Common Stock, $1 par value;
        Authorized, 5,000,000 shares;
        Issued and outstanding,
        866,624 in 1995 and 1994                         866,624       866,624
     Additional paid-in capital                       14,252,532    14,252,532
     Distributions in excess of net income            (4,208,601)   (4,020,230)
                                                     ------------  ------------

                                                      10,910,555    11,098,926
                                                     ------------  ------------
                                                     $16,251,323   $16,504,068
                                                     ============  ============


                         NOONEY REAL REALTY TRUST, INC.
                         ------------------------------

                        (A REAL ESTATE INVESTMENT TRUST)
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                   (UNAUDITED)
                                   -----------
                                     Three Months Ended     Six Months Ended
                                     ------------------  ----------------------
                                     June 30,  June 30,  June 30,    June 30,
                                       1995      1994       1995        1994
                                     --------  --------  ----------  ----------

REVENUES:
     Rental and other income         $711,821  $674,613  $1,408,543  $1,367,950
     Interest                           1,088     3,668       2,202       5,282
                                     --------  --------  ----------  ----------
                                      712,909   678,281   1,410,745   1,373,232

EXPENSES:
     Interest                         104,233   114,462     208,854     229,374
     Depreciation and amortization    180,252   169,108     359,851     350,135
     Real estate taxes                128,265   104,589     255,387     231,835
     Advisory Fee                      29,062    29,227      58,024      57,747
     Property management fees paid
       to Nooney Krombach Company      26,378    24,983      52,302      50,840
     Operating expenses               209,858   216,638     404,709     411,878
                                     --------  --------  ----------  ----------

                                      678,048   659,007   1,339,127   1,331,809
                                     --------  --------  ----------  ----------

EARNINGS FROM OPERATIONS             $ 34,861  $ 19,274  $   71,618  $   41,423
                                     ========  ========  ==========  ==========

EARNINGS PER SHARE                   $   0.04  $   0.02  $     0.08  $     0.05
                                     ========  ========  ==========  ==========


                            NOONEY REALTY TRUST, INC.
                            -------------------------
                        (A REAL ESTATE INVESTMENT TRUST)
                        --------------------------------

                        STATEMENT OF SHAREHOLDERS' EQUITY
                        ---------------------------------
                         SIX MONTHS ENDED JUNE 30, 1995
                         ------------------------------

                                   (UNAUDITED)
                                   -----------
                                  COMMON STOCK
                             ----------------------
                                                      ADDITIONAL   DISTRIBUTION
                              NUMBER OF                PAID-IN     IN EXCESS OF
                               SHARES      AMOUNT      CAPITAL      NET INCOME
                             ----------  ----------  ------------  ------------

Balance, January 1, 1995        866,624    $866,624   $14,252,532  $(4,020,230)

Earnings from Operations                                                71,618

Distributions to Shareholders                                         (259,989)
                             ----------  ----------  ------------  ------------
Balance, June 30, 1995          866,624    $866,624   $14,252,532  $(4,208,601)
                             ==========  ==========  ============  ============


                                          NOONEY REALTY TRUST, INC.
                                          -------------------------
                                      (A REAL ESTATE INVESTMENT TRUST)
                                      --------------------------------

                                          STATEMENTS OF CASH FLOWS
                                          ------------------------
                                                 (UNAUDITED)
                                                 -----------
                                                                Three Months Ended       Six Months Ended
                                                              ----------------------  ----------------------
                                                               June 30,    June 30,    June 30,    June 30,
                                                                 1995        1994        1995        1994
                                                              ----------  ----------  ----------  ----------

CASH FLOWS USED IN OPERATING ACTIVITIES:
     Earnings from operations                                 $  34,861   $  19,274   $  71,618   $  41,423
     Adjustments to reconcile earnings from operations to
       net cash used in operating activities:
          Depreciation and amortization                         180,252     169,108     359,851     350,135
          Changes in assets and liabilities:
          Decrease (Increase) in accounts receivable            (43,950)     (2,472)     13,145     (41,012)
          Decrease (Increase) in prepaid expenses                93,447    (147,942)     29,240    (241,101)
          Increase in deferred assets                           (17,280)          0     (69,533)          0
          Increase (Decrease) in accounts payable
            and accrued expenses                                 11,549    (109,090)    (30,497)   (121,035)
          Increase in refundable tenant deposits                  3,125       4,582       3,125       4,082
                                                              ----------  ----------  ----------  ----------

               Total Adjustments                                227,143     (85,814)    305,331     (48,931)
                                                              ----------  ----------  ----------  ----------

               Net cash provided by operating activities        262,004     (66,540)    376,949      (7,508)

CASH FLOWS USED IN INVESTING ACTIVITIES
     Adjustments to investment property                         (41,796)    (43,460)   (122,841)    (50,326)
                                                              ----------  ----------  ----------  ----------

               Net cash used in investing activities            (41,796)    (43,460)   (122,841)    (50,326)

CASH FLOWS USED IN FINANCING ACTIVITIES:
     Cash distributions to shareholders                        (129,994)   (103,995)   (259,988)   (190,987)
     Payments on mortgage notes payable                         (18,695)    (19,062)    (37,002)    (31,522)
                                                              ----------  ----------  ----------  ----------

               Net cash used in financing activities           (148,689)   (123,057)   (296,990)   (222,509)
                                                              ----------  ----------  ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             71,519    (233,057)    (42,882)   (280,343)
                                                              ----------  ----------  ----------  ----------

CASH AND CASH EQUIVALENTS
     Beginning of period                                        487,203     625,277     601,604     672,563
                                                              ----------  ----------  ----------  ----------

                                                                                                  (Continued)

CASH AND CASH EQUIVALENTS
     End of period                                            $ 558,722   $ 392,220   $ 558,722   $ 392,220
                                                              ==========  ==========  ==========  ==========


                            NOONEY REALTY TRUST, INC.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

               THREE AND SIX  MONTHS ENDED JUNE 30, 1995 AND 1994


NOTE A:

Refer to the Registrant's financial statements for the year ended December 31, 1994, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.


NOTE B:

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995 and for all periods presented have been made.

NOTE C:

The Registrant has employed Nooney Advisors, Ltd., a Missouri limited partnership, to serve as the Registrant's investment and financial counselor and to supervise the day-to-day operations of the Registrant. Certain General Partners of Nooney Advisors, Ltd. are also officers and directors of the Registrant. Advisory fees of $29,062 and $58,024 were paid to Nooney Advisors, Ltd. for the three and six months ended June 30, 1995. Advisory fees of $29,227 and $57,747 were paid to Nooney Advisors, Ltd. for the three and six months ended June 30, 1994.

The Registrant's properties are managed by Nooney Krombach Company, a wholly owned subsidiary of Nooney Company. Certain officers and directors of the Registrant are also officers and directors of Nooney Company or one of its subsidiaries.


NOTE D:

The earnings per share for the three and six months ended June 30, 1995 and 1994 has been computed based on 866,624 shares, the number outstanding during the periods.

ITEM: 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

    Cash on hand as of June 30, 1995 is $558,722, a decrease of $42,882 from year-end December 31, 1994. The decrease in cash can be attributable to capital expenditures for tenant leasing and buildout. Furthermore, the decrease in cash does not affect the Trust's opinion on the properties' ability to provide adequate cash flow from operations to fund anticipated capital expenditures for the remainder of 1995. The anticipated capital expenditures by property are as follows:

                                                    Other    Leasing
                                                   Capital   Capital    Total
                                                   --------  --------  --------

Atrium at Alpha                                    $ 12,000  $ 41,000  $ 53,000
Franklin Park Dist. Center                          100,000         0   100,000
Applied Communications Bldg.                              0         0         0
                                                   --------  --------  --------

                                                   $112,000  $ 41,000  $153,000

    During the remainder of 1995, approximately $153,000 of capital expenditures are expected. Atrium at Alpha leasing capital includes floor plan changes to accommodate tenant's needs, new carpeting and new paint and/or wallcovering. Along with leasing capital, Atrium at Alpha has set aside funds to purchase and install a new compressor if necessary. With the renewal of the first mortgage loan in the last quarter of 1994, the property is scheduled to repair the brickwork on the outside of the building. Capital expenditures at Applied Communications Building are expected to be minimal.

    In November 1994 the Trust successfully negotiated the renewal of the first mortgage debt for a term of seven years. The mortgage lender committed to a $5 million loan at a fixed rate of 8.4% and an amortized period of 23 years.

Results of Operations

    The results of operations for the Trust's properties for the quarters ended June 30, 1995, 1994 and 1993 are detailed in the schedule below. The information contained in the schedule excludes all partnership expenses. Net operating cash income (NOCI) represents rental revenue less operating expenses, excluding depreciation and amortization, less debt service.

                                      Atrium at    Franklin Park    Applied
                                        Alpha      Distr. Center   Comm. Bldg.
                                    -------------  -------------  -------------

1995
----

Net Operating Cash Income               $120,000       $ 87,000      $ 78,000
Capital Expenditures                      31,000              0             0
Tenant Alterations                        11,000              0             0
Lease Commissions                         13,000              0             0
                                    -------------  -------------  -------------

Net Property Cash Flow                  $ 65,000       $ 87,000      $ 78,000
                                    =============  =============  =============

1994
----

Net Operating Cash Income               $ 83,000       $ 60,000     $  20,000
Capital Expenditures                           0              0             0
Tenant Alterations                        43,000              0             0
Lease Commissions                          7,000              0             0
                                    -------------  -------------  -------------

Net Property Cash Flow                  $ 33,000       $ 60,000     $  20,000
                                    =============  =============  =============

1993
----

Net Operating Cash Income               $ 85,000       $ 58,000    $   20,000
Capital Expenditures                           0              0             0
Tenant Alterations                             0              0             0
Lease Commissions                          1,000              0       150,000
                                    -------------  -------------  -------------

Net Property Cash Flow                  $ 84,000       $ 58,000     $(130,000)
                                    =============  =============  =============

    The occupancy levels at the Trust's properties during the second quarter remain at a high level. These high levels can be attributable to the Trust's ability to renew the properties' major tenants as their leases mature. The occupancy levels at June 30 are as follows:


PROPERTY                                                  1995    1994    1993
-------------------------------------------------------  ------  ------  ------

Atrium at Alpha                                            95%     82%     88%
Franklin Park Dist. Center                                100%    100%    100%
Applied Communications Bldg.                              100%    100%    100%


    Franklin Park Distribution Center currently is fully leased by two tenants. The larger of the two tenants occupies 57% of the building while the other occupies 43% of the building. The leases expire in December 1999 and June 1998, respectively.

    The Applied Communications Building has a single tenant who occupies the entire building. The tenant's lease expires in August 1999.

    During the second quarter the occupancy level at Atrium at Alpha increased from the previous quarter through the net leasing of 1,170 square feet. New leases accounted for 1,845 square feet while only a single tenant moved out vacating 675 square feet. The Trust renewed four existing tenant leases totaling approximately 7,540 square feet. The rental rates for the new leases and the renewals increased approximately 12.50%. The property has two major tenants which lease 23% and 17% of the available space with leases expiring in May 1999 and July 1996, respectively.


1995 Comparisons

    As of June 30, 1995, the Trust's consolidated revenues are $712,909 for the quarter ended and $1,410,745 for the six month period ended. The revenues have increased approximately 2.73% over the same period ended June 30, 1994.

    The increase in consolidated revenues of approximately 2.73% or $37,513 is attributable to all three properties. Franklin Park Distribution Center, Applied Communications Building and Atrium at Alpha had increases of approximately 6.50%, 2.50% and 1.50%, respectively. Offsetting the property gains was a minimal decrease in interest income. The increase in revenues can be attributable to increases in rental income from all the properties offset by decreases in escalation and common area maintenance income. For the six month period June 30, 1995 and June 30, 1994 the Trust had rental income of $1,192,868 and $1,094,688, respectively. For the same period escalation and common area maintenance income was $16,195 and $78,649, respectively. The increase in rental income relates to the Trust's ability to renew leases at higher rates and obtain new tenants for the unoccupied space at Atrium at Alpha. The decrease in escalation and common area maintenance income can be attributable to Atrium at Alpha. At Atrium at Alpha, the operating expenses decreased from 1993 to 1994 approximately 4% resulting in actual expenses being lower than the tenant's base years for 1994. Therefore, in 1995 the Trust has estimated that the expense levels will remain below the tenant's base years resulting in minimal escalation income for 1995.

    At Franklin Park Distribution Center revenues for the quarter ended and six month period ended June 30, 1995 was $185,843 and $370,594, respectively compared to $173,618 and $348,956 for the three month and six month period ended June 30, 1994. With the renewal of a major tenant effective January 1, 1995, the property was able to increase the rental revenues through an increase in the major tenant's base rent. The remainder of the revenue increase relates to the recovery of real estate taxes. As real estate taxes increase, the Trust has the ability to directly pass through any increases to the tenancy of the property.

    Revenues at the Applied Communications Building increased at approximately the same rate as the consolidated revenues. The property's revenues for the three month period ended June 30, 1995 and 1994 were $252,168 and $247,388, respectively. For the six month period ended June 30, 1995 and 1994 property revenues were $499,277 and $487,264, respectively. The increase in revenues relates to an increase in the tenant's base rent of $.35 per square foot effective January 1, 1995. In addition, the tenant commenced the payment of operating expense pass through. Offsetting the $20,908 increase in revenues is a decrease in utility reimbursment of $8,895. The decrease in utility reimbursement is in direct correlation with a similar decrease in utility expense.

    At Atrium at Alpha revenues for the quarter ended and six month period ended June 30, 1995 was $267,916 and $530,333, respectively compared to $246,976 and $522,028 for the three month and six month period ended June 30, 1994. For the quarter ended and six month period ended the property had increases in rental income of $40,572 and $76,743, respectively, when compared to the same periods ended June 30, 1994. The increases are due to an increase in occupancy and increasing rental rates. To offset the rental income increases was a significant decrease in escalation income. The decrease in escalation is a result of an operating expense decreased from 1993 to 1994 approximately 4%. The decrease caused the actual expenses to be lower than the tenant's base years for 1994. Therefore, in 1995 the Trust estimated that the expense levels will remain below the tenant's base years resulting in minimal escalation income for 1995.

    As of June 30, 1995, the Trust's consolidated expenses excluding depreciation, amortization and interest for the quarter ended June 30, 1995 is $393,563 and for the six month period ended the expenses are $770,422. For the quarter ended and six month period ended June 30, 1994 the expenses were $375,437 and $752,300, respectively. The expenses have increased approximately 4.8% when comparing quarter ended June 30, 1995 to 1994. However, when comparing the six month period ending June 30, 1995 to 1994 expenses increased at a rate of 2.4%.

    The increase in consolidated expenses excluding depreciation, amortization and interest during the second quarter of 1995 relates partly to real estate tax expense at Franklin Park Distribution Center and Atrium at Alpha. For the quarter ended 1995 and 1994 the real estate tax expense was $99,321 and $75,503, respectively. The real estate tax increase is due to property value reassessment and an increase in tax rates. Offsetting the increase in consolidated real estate tax expense was a decline in operating expenses. The decline in operating expenses is attributable to several costs at the three properties and the Trust which will be explained in the following paragraphs.

    For the quarter ended and six month period ended June 30, 1995 the operating expenses are $209,858 and $404,709, respectively, compared to $216,638 and $411,878 for the quarter ended and six month period ended June 30, 1994. The decreases of $6,780 and $7,169 for the quarter and six month period ended are outlined by property and expense category in the following schedule. Decreases are bracketed.

                                  Franklin    Applied
                                 Park Dist.    Comm.     Atrium at
                                   Center     Building     Alpha       Trust
                                 ----------  ----------  ----------  ----------

Fire & Crime Prevention              1,711   ----------  ----------  ----------
Insurance                              336                               1,980
Common Area                      ----------  ----------     (6,580)  ----------
Supplies-Cleaning                ----------  ----------      1,358   ----------
Parking Lot Expenses             ----------     (7,653)      2,208   ----------
Payroll                               (659)        991      (1,212)  ----------
Professional Services            ----------     (1,500)     (3,283)      9,582
Repairs & Maintenance                1,175      (2,726)      1,025   ----------
Electric                         ----------    (10,901)      6,524   ----------
Fuel - Steam or Gas              ----------     (1,462)      2,888   ----------
Snow Removal                     ----------       (416)       (732)  ----------

Property Totals                      2,563     (23,667)      2,196      11,562

Other Expenses                                                             177

Consolidated Total                                                      (7,169)


    As presented on the financial statements for the six month period ended June 30, 1995, the decrease in other operating expenses is $7,169.

    Interest expense decreased $10,229 and $20,520 for the quarter ended and six month period ended June 30, 1995 when compared to the same period ended June 30, 1994. The decrease in interest expense is caused by the November 1994 refinancing of the first mortgage debt at a lower rate of interest.


1994 Comparisons

    The Trust had gross revenues of $678,281 for the quarter ended June 30, 1994. The Trust generated net income of $19,274 or $.02 per share, for the quarter ended June 30, 1994. Funds from operations, which represents net income (computed in accordance with generally accepted accounting principles), plus depreciation and amortization, was $188,382 or $.22 per share. In addition, principal payments on notes payable were $19,062. Total dividends paid during the quarter amounted to $103,995 or $.12 per share.

    On a consolidated basis, total revenues for the quarter decreased 4% compared to the second quarter of 1993 primarily due to lower expense recoveries at Atrium at Alpha partially offset by higher revenues at the Applied Communications Building due to an annual 3% increase in base rent.

    On a consolidated basis, total expenses decreased due to lower depreciation and amortization related to an accounting adjustment in the second quarter of 1993 as well as lower real estate taxes at Atrium at Alpha.


1993 Comparisons

    The Trust had gross revenues of $704,804 for the quarter ended June 30, 1992. The Trust generated net income of $5,256 or $.01 per share, for the quarter ended June 30, 1993. Funds from operations, which represents net income (computed in accordance with Generally Accepted Accounting Principles), plus depreciation and amortization, was $188,433 or $.22 per share. Total dividends paid during the quarter amounted to $86,662 or $.10 per share.

    On a consolidated basis, total revenues for the quarter decreased 4% compared to the second quarter of 1992 primarily due to revenues at the Applied Communications Building due to the renewal of the single tenant described above. Revenues at the Atrium Alpha Business Center increased due to higher occupancy. Revenues at Franklin Park increased to a scheduled rent increase with one of the major tenants.

    On a consolidated basis, total expenses for the quarter increased 2% as a result of higher depreciation and amortization resulting from capital expenditures, higher utility and maintenance expense at the Atrium at Alpha Business Center offset by lower real estate taxes at that property.


Inflation

    The effects of inflation did not have a material impact upon the Trust's operation in fiscal 1994 and are not expected to have a material impact in 1995.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

         Exhibit 27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

    (b) Reports on Form 8-K

         None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NOONEY REALTY TRUST, INC.

Dated:  August __, 1995               By: /s/ Gregory J. Nooney, Jr.
                                          -------------------------------------
                                          Gregory J. Nooney, Jr.
                                          Chief Executive Officer


                                          /s/  Patricia A. Nooney
                                          -------------------------------------
                                          Patricia A. Nooney
                                          President and Treasurer