Form 10-Q
period 1995-09-30
NOONEY REALTY TRUST INC
filed 1995-11-13
CIK 748580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter period ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 1991 there were 866,624 shares of the Registrant's common stock, par value $1 per share, issued and outstanding.
                               Page 1 of 13 Pages

PART I
Item 1 - Financial Statements:
------------------------------

                            NOONEY REALTY TRUST, INC.
                            -------------------------
                        (A REAL ESTATE INVESTMENT TRUST)
                        --------------------------------
                                 BALANCE SHEETS
                                 --------------
                                                    September 30,  December 31,
                                                         1995          1994
                                                     (Unaudited)
                                                    -------------  ------------

ASSETS:

  Cash and short-term investments                    $   680,538   $   601,604
  Accounts receivable                                    229,073       277,065
  Prepaid and deferred expenses                           68,498        36,609
  Investment property, at cost:
    Land and improvements                              2,568,955     2,568,955
    Buildings                                         17,541,314    17,381,201
                                                    -------------  ------------
                                                      20,110,269    19,950,156
    Less accumulated depreciation                      5,190,767     4,730,872
                                                    -------------  ------------
                                                      14,919,502    15,219,284
  Deferred expenses-at amortized cost                    356,206       369,506
                                                    -------------  ------------
                                                     $16,253,817   $16,504,068
                                                    =============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
  Accounts payable and accrued expenses              $   463,015   $   372,132
  Mortgage notes payable                               4,931,914     4,988,006
  Refundable tenant deposits                              47,647        45,004
                                                    -------------  ------------
    Total liabilities                                  5,442,576     5,405,142

Shareholders' Equity:

  Common Stock, $1 par value; Authorized,
    5,000,000 shares; Issued and outstanding,
    866,624 in 1995 and 1994                             866,624       866,624
  Additional paid-in capital                          14,252,532    14,252,532
  Distributions in excess of net income               (4,307,915)   (4,020,230)
                                                    -------------  ------------
                                                      10,811,241    11,098,926
                                                    -------------  ------------
                                                     $16,253,817   $16,504,068
                                                    =============  ============

                                       NOONEY REAL REALTY TRUST, INC.
                                       ------------------------------
                                      (A REAL ESTATE INVESTMENT TRUST)
                                      --------------------------------
                                          STATEMENTS OF OPERATIONS
                                          ------------------------
                                                 (UNAUDITED)
                                                 -----------
                                                           Three Months Ended          Nine Months Ended
                                                          Sept.30,     Sept.30,     Sept.30,      Sept.30,
                                                            1995         1994         1995          1994
                                                        -----------  -----------  ------------  ------------

REVENUES:
  Rental and other income                                $  732,365  $  668,034     $2,140,910    $2,035,984
  Interest                                                      713       1,321          2,915         6,603
                                                        -----------  -----------  ------------  ------------
                                                            733,078     669,355      2,143,825     2,042,587

EXPENSES:
  Interest                                                  103,838     114,002        312,692       343,376
  Depreciation and amortization                             180,549     181,211        540,400       531,347
  Real estate taxes                                         132,924     133,973        388,311       365,808
  Advisory Fee                                               28,936      29,322         86,960        87,069
  Property management fees paid to
    Nooney Krombach Company                                  27,285      24,750         79,587        75,591
  Operating expenses                                        211,535     200,179        616,246       612,055
                                                        -----------  -----------  ------------  ------------
                                                            685,067     683,437      2,024,196     2,015,246
                                                        -----------  -----------  ------------  ------------

EARNINGS (LOSS) FROM OPERATIONS                         $    48,011  $  (14,082)   $   119,629   $    27,341
                                                        ===========  ===========   ===========   ===========

EARNINGS PER SHARE                                      $      0.06  $    (0.02)   $      0.14   $      0.03
                                                        ===========  ===========   ===========   ===========


                                          NOONEY REALTY TRUST, INC.
                                          -------------------------
                                      (A REAL ESTATE INVESTMENT TRUST)
                                      --------------------------------

                                      STATEMENT OF SHAREHOLDERS' EQUITY
                                      ---------------------------------
                                    NINE MONTHS ENDED SEPTEMBER 30, 1995
                                    ------------------------------------

                                                 (UNAUDITED)
                                                 -----------
                                                               COMMON STOCK
                                                        ------------------------
                                                                                   ADDITIONAL   DISTRIBUTION
                                                         NUMBER OF                  PAID-IN     IN EXCESS OF
                                                           SHARES      AMOUNT       CAPITAL      NET INCOME
                                                        -----------  -----------  ------------  ------------

Balance, January 1, 1995                                    866,624  $   866,624   $14,252,532  $(4,020,230)

Earnings from Operations                                                                            119,629

Distributions to Shareholders                                                                      (407,314)
                                                        -----------  -----------  ------------  ------------

Balance, September 30, 1995                                 866,624  $   866,624   $14,252,532  $(4,307,915)
                                                        ===========  ===========  ============  ============


                                          NOONEY REALTY TRUST, INC.
                                          -------------------------
                                      (A REAL ESTATE INVESTMENT TRUST)
                                      --------------------------------

                                          STATEMENTS OF CASH FLOWS
                                          ------------------------

                                                 (UNAUDITED)
                                                 -----------
                                                           Three Months Ended         Nine Months Ended
                                                         Sept. 30,    Sept. 30,     Sept. 30,     Sept. 30,
                                                            1995         1994          1995          1994
                                                        -----------  -----------  ------------  ------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Earnings (loss)  from operations                       $  48,011   $  (14,082)    $ 119,629     $  27,341
  Adjustments to reconcile earnings from operations
    to net cash provided by operating activities:
      Depreciation and amortization                        180,549      181,211       540,400       531,347
      Changes in assets and liabilities:
        Decrease (Increase) in accounts receivable          34,847      (59,413)       47,992      (100,425)
        Increase in prepaid expenses                       (61,129)    (128,637)      (31,889)     (108,580)
        Decrease (Increase) in deferred assets               2,328      (37,288)      (67,205)     (298,446)
        Increase (Decrease) in accounts payable
          and accrued expenses                             121,380      103,514        90,883       (17,521)
        (Decrease) Increase in refundable tenant
          deposits                                            (482)      11,233         2,643        15,314
                                                        -----------  -----------  ------------  ------------
             Total Adjustments                             277,493       70,620       582,824        21,689
                                                        -----------  -----------  ------------  ------------
             Net cash provided by operating activities     325,504       56,538       702,453        49,030

CASH FLOWS USED IN INVESTING ACTIVITIES
  Adjustments to investment property                       (37,272)     (83,658)     (160,113)     (133,983)
                                                        -----------  -----------  ------------  ------------
             Net cash used in investing activities         (37,272)     (83,658)     (160,113)     (133,983)

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Cash distributions to shareholders                      (147,326)    (103,995)     (407,314)     (294,982)
  Payments on mortgage notes payable                       (19,090)     (19,518)      (56,092)      (51,041)
                                                        -----------  -----------  ------------  ------------
             Net cash used in financing activities        (166,416)    (123,513)     (463,406)     (346,023)
                                                        -----------  -----------  ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        121,816    (150,633)       78,934      (430,976)
                                                        -----------  -----------  ------------  ------------

CASH AND CASH EQUIVALENTS
  Beginning of period                                      558,722      392,220       601,604       672,563
                                                        -----------  -----------  ------------  ------------

CASH AND CASH EQUIVALENTS
  End of period                                          $ 680,538    $ 241,587     $ 680,538     $ 241,587
                                                        ===========  ===========  ============  ============

                            NOONEY REALTY TRUST, INC.
                        (A REAL ESTATE INVESTMENT TRUST)

                          NOTES TO FINANCIAL STATEMENTS

            THREE AND NINE  MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

NOTE A:

Refer to the Registrant's financial statements for the year ended December 31, 1994, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim periods or as noted below.

NOTE B:

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for all periods presented have been made.

NOTE C:

The Registrant has employed Nooney Advisors, Ltd., a Missouri limited partnership, to serve as the Registrant's investment and financial counselor and to supervise the day-to-day operations of the Registrant. Certain General Partners of Nooney Advisors, Ltd. are also officers and directors of the Registrant. Advisory fees of $28,936 and $86,960 were paid to Nooney Advisors, Ltd. for the three and nine months ended September 30, 1995. Advisory fees of $29,322 and $87,069 were paid to Nooney Advisors, Ltd. for the three and nine months ended September 30, 1994.

The Registrant's properties are managed by Nooney Krombach Company, a wholly owned subsidiary of Nooney Company. Certain officers and directors of the Registrant are also officers and directors of Nooney Company or one of its subsidiaries.

NOTE D:

The earnings per share for the three and nine months ended September 30, 1995 and 1994 has been computed based on 866,624 shares, the number outstanding during the periods.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

    Cash on hand as of September 30, 1995 is $680,538, an increase of $78,934 from year end December 31, 1994. The increase in cash was provided by the operations of the Trust's properties along with lower than expected capital expenditures. Based on the current cash position and the properties' ability to provide operating cash flow, the Trust expects the properties to fund anticipated capital expenditures for the remainder of 1995. The anticipated capital expenditures by property are as follows:

                                                Other     Leasing
                                               Capital    Capital      Total
                                             ----------  ----------  ----------

Atrium at Alpha                              $        0  $    9,650  $    9,650
Franklin Park Dist. Center                       40,250           0      40,250
Applied Communications Bldg.                          0           0           0
                                             ----------  ----------  ----------
                                             $   40,250  $    9,650  $   49,900

    During the remainder of 1995, approximately $49,900 of capital expenditures are expected. Atrium at Alpha leasing capital includes funds for tenant alterations to their respective suites along with lease commissions for new
tenant leases.   With the renewal of the first mortgage loan in the last
quarter of 1994, Franklin Park Distribution Center is scheduled for brickwork repair to the outside of the building. Capital expenditures at Applied Communications Building are expected to be minimal.

    In November 1994 the Trust successfully negotiated the renewal of the first mortgage debt for a term of seven years. The mortgage lender committed to a $5 million loan at a fixed rate of 8.4% and an amortized period of 23 years.

Results of Operations
---------------------

    The results of operations for the Trust's properties for the quarters ended September 30, 1995 and 1994 are detailed in the schedule below. Expenses of the Trust are excluded.

                              Atrium at        Franklin Park        Applied
                                Alpha          Distr. Center      Comm. Bldg.
                          ----------------   ----------------  ----------------

1995
----

Revenues                          276,421             190,113           263,125
Expenses                          236,085             145,930           236,073
                          ----------------   ----------------  ----------------

Net Income                         40,336              44,183            27,052
                          ================   ================  ================

1994
----

Revenues                          221,556             185,439           258,121
Expenses                          225,952             146,184           244,900
                          ----------------   ----------------  ----------------

Net Income (Loss)                  (4,396)             39,255            13,221
                          ================   ================  ================

The operations of Franklin Park Distribution Center for the third quarter of 1995 are similar to the operating results for the quarter ended September 30, 1994. Atrium at Alpha operating results improved through increased revenues offset by a minimal increase in expenses. The increase in revenues relates to an increase in occupancy and slightly increasing rental rates. Expense increases relate to increases in utilities and management expenses. At Applied Communications Building revenues increased due to an increase in the rental rate received from the single tenant as of January 1, 1995. The decrease in expenses are attributable to decreases in utilities and interest costs.

    The occupancy levels at the Trust's properties during the third quarter remain at a high level. These high levels can be attributable to the Trust's ability to renew the properties major tenants as their leases mature. The occupancy levels at September 30 are as follows:


PROPERTY                                         1995        1994        1993
--------------------------------------------  ----------  ----------  ---------

Atrium at Alpha                                    99%         85%         88%
Franklin Park Dist. Center                        100%        100%        100%
Applied Communications Bldg.                      100%        100%        100%


    Franklin Park Distribution Center currently is fully leased by two tenants. The larger of the two tenants occupies 57% of the building while the other occupies 43% of the building. The leases expire in December 1999 and June 1998, respectively.

    The Applied Communications Building has a single tenant who occupies the entire building. The tenant's lease expires in August 1999.

    During the third quarter the occupancy level at Atrium at Alpha increased from the previous quarter through the net leasing of 3,606 square feet. Three new leases were signed during the third quarter accounting for 3,606 square feet while no tenants moved out. The Trust renewed four existing tenant leases totaling approximately 5,286 square feet. The rental rates for the new leases and the renewals increased approximately 15.50%. The property has two major tenants which leases 23% and 17% of the available space with leases expiring in May 1999 and July 1996, respectively.


1995 Comparisons
----------------

    As of September 30, 1995, the Trust's consolidated revenues are $733,078 for the quarter ended and $2,143,825 for the nine month period ended. The revenues have increased approximately 9.50% and 4.96% for the quarter ended and nine month period ended September 30, 1995, respectively, when compared to the same periods ended September 30, 1994.

    The increase in consolidated revenues as previously stated are attributable to the operating results of all three properties. Franklin Park Distribution Center, Applied Communications Building and Atrium at Alpha had increases of approximately 2.50%, 1.94% and 24.76%, respectively, for the quarter ended September 30, 1995 and increases of approximately 4.90%, 2.29% and 8.50%, respectively for the nine month period ended September 30, 1995, when compared to the same periods ended September 30, 1994.

    At Franklin Park Distribution Center revenues for the quarter ended and nine month period ended September 30, 1995 was $190,113 and $560,709, respectively compared to $185,439 and $534,396 for the three month and nine month period ended September 30, 1994. With the renewal of a major tenant effective January 1, 1995, the property was able to increase the rental revenues through an increase in the major tenant's base rent. The remainder of the revenue increase relates to the recovery of real estate taxes. As real estate taxes increase, the Trust has the ability to directly pass through any increases to the tenancy of the property.

    Revenues at the Applied Communications Building increased $5,004 for the quarter ended and $17,016 for the nine month period ended September 30, 1995 when compared to the same periods ended September 30, 1994. The property's revenues for the three month period ended September 30, 1995 and 1994 were $263,125 and $258,121, respectively. For the nine month period ended September 30, 1995 and 1994 revenues were $762,401 and $745,385, respectively. The increase in revenues relates to an increase in the tenant's base rent of $.35 per square foot effective January 1, 1995. In addition, escalation income increased due to the payment of operating expense pass-throughs by the existing tenant. The payments commenced January 1, 1995. Offsetting an increase in rental and escalation income are decreases in utility reimbursement income.
The decrease in utility reimbursement is in direct correlation with a similar decrease in utility expense.

    At Atrium at Alpha revenues for the quarter ended and nine month period ended September 30, 1995 was $276,421 and $806,752, respectively compared to $221,556 and $743,584 for the three month and nine month period ended
September 30, 1994. For the quarter ended and nine month period ended the property had increases in rental income of $53,743 and $130,486, respectively, when compared to the same periods ended September 30, 1994. The increase in quarterly income is attributable to increased occupancy and increasing rental rates. The increases in revenues for the nine month period are also attributable to increased occupancy and increasing rental rates along with increases in electric reimbursement income. The increase in electric reimbursement is in direct correlation with a similar increase in electrical expense. To offset increases in rental and electric reimbursement income, there was a significant decrease in escalation income. The decrease in escalation is a result of an operating expense decrease from 1993 to 1994 of approximately 4%. The decrease caused the actual expenses to be lower than the
tenant's base years for 1994.   Therefore, in 1995 the Trust estimated that the
expense levels will remain below the tenant's base years resulting in minimal escalation income for 1995.

    As of September 30, 1995, the Trust's consolidated expenses for the quarter and nine month period ended are $685,067 and $2,024,196, respectively.
Expenses for the quarter ended increased $1,630 or .24% when compared to the quarter ended September 30, 1994. For the nine month period ended September 30, 1995 expenses increased $8,950 or .44% when compared to the same period ended September 30, 1994. Although consolidated expenses for the quarter and nine month period ended September 30, 1995 have had minimal increases when compared to the same periods ended September 30, 1994, certain expense categories have had noteworthy fluctuations. For the quarter ended September 30, 1995 when compared to the quarter ended September 30, 1994 interest expense decreased $10,164 or 8.92%, management fees increased $2,535 or 10.24% and other operating expenses increased $11,356 or 5.67%. The decrease in interest expense is caused by the November 1994 refinancing of the first mortgage debt at a lower interest rate. Management fees, as expected, increased due to the increases in revenues. The increase in other operating expenses are attributable to several expense categories as outlined in the following schedule. Decreases are bracketed.

                                                  Franklin    Applied
                                                  Park Dist.  Comm.       Atrium at
                                                  Center      Building    Alpha       Trust       Totals
                                                  ----------  ----------  ----------  ----------  ----------

Electric                                                ---      (4,783)      4,638         ---        (145)
Insurance                                               291          15        (164)     (2,406)     (2,264)
Management Fees                                         140         200       2,195         ---       2,535
Office-General                                         (104)        109      (1,203)        274        (924)
Parking Lot                                            (169)        444       1,104         ---       1,379
Administrative                                          613         844       2,086         ---       3,543
Repairs & Maintenance                                  (310)        683       2,304         ---       2,677
Professional Fees                                    (1,012)        ---        (652)      9,371       7,707
Property Totals                                        (551)     (2,488)     10,308       7,239      14,508

Expense categories not noted above                                                                   (3,152)
Consolidated increase in other operating expenses                                                    11,356


    For the nine months ended September 30, 1995 when compared to the nine month period ended September 30, 1994 interest expense decreased $30,684 or 8.94%, depreciation and amortization increased $9,053 or 1.70%, real estate taxes increased $22,503 or 6.15% and management fees increased $3,996 or 5.29%. The decrease in interest expense is caused by the November 1994 refinancing of the first mortgage debt at a lower interest rate. The increase in depreciation and amortization related to tenant alteration and lease commission expenditures at Atrium at Alpha and Franklin Park Distribution Center. Real estate taxes increased due to increased assessments and tax rates at Franklin Park Distribution Center and Atrium at Alpha. Management fees, as expected, increased due to increased revenues.

1994 Comparisons
----------------

    On a consolidated basis, revenue for the quarter ended September 30, 1994 was $669,355, a decrease of $31,767 or 4.53% when compared to quarter ended September 30, 1993. For the nine months ended September 30, 1994 revenues were 2,042,587, a decrease of $50,274 or 2.40% when compared to the same period ended September 30, 1993. The cause for the decrease in revenues relates to a decrease in escalation income at Atrium at Alpha offset by increases in rental income at Applied Communications Building and Franklin Park Distribution Center. The decrease in escalation income at Atrium at Alpha is due to the rollover of a large block of space in May 1994 whereby several tenants negotiated new base years resulting in the payment of escalation charges to cease. Along with tenant rollover, the property's operating expenses remainder relatively flat from 1992 to 1993, resulting in actual expenses and tenant base years for 1993 to be approximately equal. Therefore, in 1994, when the Trust estimated that the actual expense levels would remain below the tenant's base years, the result would be minimal escalation income for 1994. The rental income increases at Applied Communications Building and Franklin Park Distribution Center are attributable to step-up rents and renewal rent increases, respectively.

    Consolidated expenses for the quarter ended and nine month period ended September 30, 1994 were $683,437 and $2,015,246, respectively. Consolidated expenses increased approximately 7.62% when comparing quarter ended September 30, 1994 to the same period ended September 30, 1993, while for the nine month period consolidated expenses increased approximately 1.55%. For the quarter ended and nine month period ended September 30, 1994, the increase in expenses can be attributable to real estate taxes and other operating expenses. The increase in real estate taxes is attributable to Atrium at Alpha. At Atrium at Alpha the Trust was able to get a reduction in the property's assessed value resulting in a real estate tax refund which directly reduced the 1993 expense. The increase in other operating expenses is attributable to increases at Applied Communications Building and the Trust. Other operating expenses at Franklin Park Distribution Center and Atrium at Alpha remained relatively flat for the quarter ended and nine month period ended September 30, 1994 when compared to the same periods ended September 30, 1993. At Applied Communications Building for the quarter ended, parking lot expenditures and utilities had increased along with insurance costs at the Trust. For the nine month period ended Applied Communications Building had increases in parking lot expenditures, repairs and maintenance, utilities and professional fees along with insurance and professional fees at the Trust.


Inflation
---------

    The effects of inflation did not have a material impact upon the Trust's operation in fiscal 1994 and are not expected to have a material impact in 1995.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a) Exhibits

             Exhibit 27 -- Financial Data Schedule (provided for the
                           information of the Securities and Exchange
                           Commission only)

         (b) Reports on Form 8-K

             None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NOONEY REALTY TRUST, INC.

Dated:  November 14,1995          By: /s/ Gregory J. Nooney, Jr.
                                      -----------------------------------------
                                      Gregory J. Nooney, Jr.
                                      Chief Executive Officer

                                      /s/ Patricia A. Nooney
                                      -----------------------------------------
                                      Patricia A. Nooney
                                      President and Treasurer