Form 10-K
period 1995-12-31
NOONEY REALTY TRUST INC
filed 1996-03-29
CIK 748580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                         ------------------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                          -----------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Registrant's telephone number, including area code (314) 863-7700
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
------------------------------------  -----------------------------------------

                None                                 Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock - $1.00 Par Value
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

[ ] Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    As of February 1, 1996, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was $6,582,408.

    As of February 1, 1996, there were 866,624 shares of the Registrant's common stock, par value $1 per share, issued and outstanding.

Documents incorporated by reference:

(1) Portions of the Registrant's 1995 Annual Report to Shareholders are incorporated by reference in Parts I & II of this Annual Report on Form 10-K.

(2) Portions of the Registrant's 1996 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission within 120 days of the Registrant's fiscal year-end are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I
                                     ------

ITEM 1:  BUSINESS
-----------------

Nooney Realty Trust, Inc. (the "Registrant") is a corporation formed under The General and Business Corporation Law of Missouri on June 14, 1984, to make equity investments in income-producing real properties, primarily commercial and light industrial properties. The Registrant has invested in three real property investments as set forth in Item 2 below. The Registrant's primary investment objectives are to preserve and protect Shareholders' capital, provide the maximum possible cash distributions to Shareholders and provide for capital growth through appreciation in property values. Since 1985 the Registrant has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code. It was management's original objective to sell or refinance the Registrant's properties approximately eight to twelve years after their acquisition. The depression of real estate values experienced nationwide from 1988 to 1993 lengthened this time frame in order to achieve the goal of capital appreciation.

The real estate investment market began to improve in 1994, continued this improvement in 1995, and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of the Trust's properties in the future. As a result, the Board of Directors has again determined that it is premature to consider selling the properties and liquidating the Trust at this time. This policy is carefully reviewed by management and the Board of Directors on a quarterly basis along with any proposals or opportunities that are presented to expand or merge the Trust.

The Registrant will continue to discuss possibilities for expansion with any interested parties in 1996, however, until a proposal is received which management and the Board of Directors considers beneficial to the shareholders, management will continue to manage the properties aggressively to produce the maximum cash flow possible.

The Registrant is intended to be self-liquidating and the proceeds from the sale or refinancing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Shareholders or, at the discretion of management, applied to capital improvements to, or the payment of indebtedness with respect to, existing properties, other expenses or the establishment of reserves.

The business in which the Registrant is engaged is highly competitive. The Registrant's investment properties are located in or near major urban areas and are subject to competition from other similar types of properties in such areas. The Registrant competes for tenants for its properties with numerous other real estate investment trusts, as well as with individuals, corporations, real estate limited partnerships and other entities engaged in real estate investment activities. Such competition is based on such factors as location, rent schedules and services and amenities provided.

The Registrant has retained Nooney Advisors Ltd., L.P. (the "Advisor"), a Missouri limited partnership, to serve as the Registrant's investment and financial counselor and to supervise the day-to-day operations of the Registrant. Property management services for the Registrant's investment properties are provided by "independent contractors" (as defined in the Internal Revenue Code and regulations promulgated thereunder), which independent contractors include Nooney Krombach Company, an affiliate of the Advisor. The Registrant has no employees. The Registrant's executive officers are listed under a separate Item below.


ITEM 2:  PROPERTIES
-------------------

On March 28, 1985, the Registrant purchased The Atrium at Alpha Business Center ("The Atrium"), an office building located at 2626 East 82nd Street in Bloomington, Minnesota, a suburb of Minneapolis. The Atrium contains approximately 89,000 net rentable square feet and is located, along with a parking lot that will accommodate 336 cars, on a 4.2 acre site. The purchase price of The Atrium was $8,393,716. The Atrium was 99% leased by 27 tenants at year-end.

On January 22, 1986, the Registrant purchased the Applied Communications, Inc. Building (the "ACI Building"), an office building located at 330 South 108th Avenue in Omaha, Nebraska. The ACI Building contains approximately 70,000 net rentable square feet and is located on a 7.59 acre site which provides paved parking for 400 cars. The building is 100% leased by a single tenant, Applied Communications, Inc. The purchase price of the ACI Building was $6,401,008.

On December 16, 1986, the Registrant purchased the Franklin Park Distribution Center ("Franklin Park"), a warehouse and distribution facility located at 3431
N. Powell Avenue in Franklin Park, Illinois, a suburb west of Chicago.
Franklin Park contains approximately 162,000 net rentable square feet and is located on a 5 acre site which provides parking for 100 cars. The purchase
price of Franklin Park was $4,301,494.   Franklin Park was 100% leased by 2
tenants at year-end.

Reference is made to Note 3 of Notes to Financial Statements incorporated by reference to the Registrant's 1995 Annual Report to Shareholders under the heading "Financial Statements and Notes" for a description of the mortgage indebtedness secured by the Registrant's real property investments. Reference is also made to Note 6 of Notes to Financial Statements for a discussion of revenues derived from major tenants.

The following table sets forth certain information as of December 31, 1995, relating to the properties owned by the Registrant.

                                                 AVERAGE
                                                 ANNUALIZED
                                                 EFFECTIVE
                                     TOTAL       BASE RENT            PRINCIPAL TENANTS
                            SQUARE   ANNUALIZED  PER SQUARE  PERCENT  OVER 10% OF PROPERTY        LEASE
PROPERTY                    FEET     BASE RENT   FOOT        LEASED   SQUARE FOOTAGE              EXPIRATION
--------------------------  -------  ----------  ----------  -------  --------------------------  ----------

Atrium At Alpha Business
  Center                     89,000  $1,075,000  $12.38       98%     Case Corp. (23%)            1999
                                                                      Travel Realty Corp. (18%)   1996

Applied Communications
  Inc. Building              70,000  $  882,000  $12.60      100%     Applied Communications,
                                                                        Inc. (100%)               1999
Franklin Park Distribution
  Center                    162,000  $  493,305  $ 3.04      100%     Household Finance (57%)     1999
                                                                      Golden Dipt Co. (43%)       1998


ITEM 3:  LEGAL PROCEEDINGS
--------------------------

The Registrant is not a party to any material pending legal proceedings.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of Shareholders during the fourth quarter of fiscal 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The following table sets forth certain information with respect to the executive officers of the Registrant. These officers have been elected to terms which expire on May 13, 1996:

                                                                  Has served as
Name                        Position                         Age  officer since
--------------------------  -------------------------------  ---  -------------

Gregory J. Nooney, Jr. (1)  Chairman of the Board            65   1984
                            and Chief Executive Officer

Patricia A. Nooney (1)      President, Secretary and         39   1990
                            Treasurer

Dale W. Brouk               Chief Financial Officer          33   1995

---------------

(1) Patricia A. Nooney is the daughter of Gregory J. Nooney, Jr.

Gregory J. Nooney, Jr. has served as Chairman of the Board and Chief Executive Officer of Nooney Company since May 1983. Mr. Nooney joined Nooney Company in 1954 and served as President from 1969 to May 1983. Nooney Company, which was founded in 1945, is a diversified real estate investment management company.

During 1993 Lindbergh Boulevard Partners, L.P. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Gregory J. Nooney is the general partner of Nooney Ltd. II, L.P, which in turn is the general partner of Nooney Development Partners, L.P., which in turn is the general partner of Nooney-Hazelwood Associates, L.P. which is the general partner of Lindbergh Boulevard Partners, L.P. Lindbergh Boulevard Partners, L.P. emerged from bankruptcy on May 17, 1994, when its Plan of Reorganization was confirmed.

Patricia A. Nooney is Senior Vice President and Chief Financial Officer of Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Ms. Nooney joined Nooney Company in 1981 and has served as an officer since 1985.

Dale W. Brouk is Controller of Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Mr. Brouk joined Nooney Krombach Company as Controller in 1995. Mr. Brouk is a certified public accountant, and prior to joining Nooney Krombach Company, Mr. Brouk was employed by The Forsyth Group, a real estate management and development company, since May 1990.


                                     PART II
                                     -------

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------

The information required by Item 201 of Regulation S-K is incorporated by reference to the Registrant's 1995 Annual Report to Shareholders under the headings "Market Information" and "Dividends".

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------

The information required by Item 301 of Regulation S-K is incorporated by reference to the Registrant's 1995 Annual Report to Shareholders under the heading "Financial Highlights".


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

The information required by Item 303 of Regulation S-K is incorporated by reference to the Registrant's 1995 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The financial statements of the Registrant are incorporated by reference to the Registrant's 1995 Annual Report to Shareholders. Financial Statement Schedules are filed herewith as Exhibit 99.1 and are incorporated herein by reference. The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

                                      None


                                    PART III
                                    --------

ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------------------------

The information required by Item 401 and Item 405 of Regulation S-K regarding nominees and directors is incorporated by reference to the Registrant's 1996 Notice of Annual Meeting of Shareholders and Proxy Statement (the "1996 Proxy Statement") under the heading "Election of Directors". Information regarding executive officers is set forth in Part I of this report.


ITEM 11:     EXECUTIVE COMPENSATION
-----------------------------------

The information required by Item 402 of Regulation S-K is incorporated by reference to the Registrant's 1996 Proxy Statement under the heading "Executive Compensation".

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by Item 403 of Regulation S-K is incorporated by reference to the Registrant's 1996 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management".


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by Item 404 of Regulation S-K is incorporated by reference to the Registrant's 1996 Proxy Statement under the heading "Certain Business Relationships".


                                     PART IV
                                     -------

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) The following documents are filed as a part of this report:

    1.    Financial Statements:

          The financial statements of the Registrant are incorporated by reference to the Registrant's 1995 Annual Report to Shareholders.

    2.    Financial Statement Schedules (filed herewith as Exhibit 99.1):

          Independent Auditors' Report on Financial Statement Schedule
          Schedule III - Real Estate and Accumulated Depreciation

          All other schedules are omitted because they are inapplicable or not required under the instructions.

    3.    Exhibits:

          See Exhibit Index on Page 10.

(b) Reports on Form 8-K:

    During the last quarter of the period covered by this report, the Registrant filed no reports on Form 8-K.

(c) Exhibits:

    See Exhibit Index on Page 10.

(d) Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NOONEY REALTY TRUST, INC.

Date: March 30, 1996                  By: /s/  Gregory J. Nooney, Jr.
                                          -------------------------------------
                                          Gregory J. Nooney, Jr.
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.


                                      /s/ Gregory J. Nooney, Jr.
                                      -----------------------------------------
                                      Gregory J. Nooney, Jr.
                                      Chief Executive Officer and Director

                                      /s/ Patricia A. Nooney
                                      -----------------------------------------
                                      Patricia A. Nooney
                                      President, Secretary, Treasurer and
                                      Director

                                      /s/ Dale W. Brouk
                                      -----------------------------------------
                                      Dale W. Brouk
                                      Principal Financial & Accounting Officer

                                      /s/ Gene K. Beare
                                      -----------------------------------------
                                      Gene K. Beare
                                      Director

                                      /s/ Bruce P. Hayden
                                      -----------------------------------------
                                      Bruce P. Hayden
                                      Director

                                      /s/ James P. Ingram
                                      -----------------------------------------
                                      James P. Ingram
                                      Director

                                      /s/ Robert E. Kresko
                                      -----------------------------------------
                                      Robert E. Kresko
                                      Director

                                      /s/ R. Michael O'Brien, Jr.
                                      -----------------------------------------
                                      R. Michael O'Brien, Jr.
                                      Director

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number   Description
--------------   --------------------------------------------------------------

3.1 Articles of Incorporation dated June 12, 1984, are incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-11 under the Securities Act of 1933
                 (File No. 2-91851).

3.2 Bylaws of the Registrant, as amended, are incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, as filed pursuant to Rule 13a-1 under The Securities Exchange Act of 1934 (File no. 0-13754).

10.1 Advisory Agreement between Nooney Advisors Ltd., L.P. and the Registrant is incorporated by reference to Exhibit 10(a) to Amendment No. 2 to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-91851).

10.2 Dividend Reinvestment Agreement between Boatmen's Trust Company and the Registrant is incorporated by reference to
                 Exhibit 10(d) to Amendment No. 1 to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-91851).

10.3 Dividend Reinvestment Plan is incorporated by reference to pages A-1 - A-3 of the Prospectus of the Registrant dated September 25, 1984, as supplemented and filed pursuant to Rule 424(c) under the Securities Act of 1933 (File No. 2-91851).

10.4 Management Contract between the Registrant and Nooney Management Company (now Nooney Krombach Company) dated
                 March 28, 1985, is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 0-13754).

13 1995 Annual Report to Shareholders. Except for those portions expressly incorporated by reference in this Form 10-K, the 1995 Annual Report to Shareholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K.

27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

99.1             Financial Statement Schedules.