Form 10-Q
period 1996-03-31
NOONEY REALTY TRUST INC
filed 1996-05-15
CIK 748580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter period ended March 31, 1996

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

- -------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

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

                               Page 1 of 11 Pages

                                     PART I

Item 1 - Financial Statements:
- ------------------------------

                                          NOONEY REALTY TRUST, INC.
                                      (A REAL ESTATE INVESTMENT TRUST)

                                               BALANCE SHEETS
                                                                                    March 31,   December 31,
                                                                                      1996          1995
                                                                                   (Unaudited)
                                                                                  ------------  ------------

ASSETS:

   Cash                                                                           $   550,226   $   517,317
   Accounts receivable                                                                293,685       261,972
   Prepaid expenses                                                                   100,996        84,803
   Investment property, at cost:
      Land and improvements                                                         2,568,955     2,568,955
      Buildings                                                                    17,587,161    17,587,161
                                                                                  ------------  ------------
                                                                                   20,156,116    20,156,116
      Less accumulated depreciation                                                 5,497,785     5,344,765
                                                                                  ------------  ------------
                                                                                   14,658,331    14,811,351
   Deferred expenses-at amortized cost                                                305,496       333,574
                                                                                  ------------  ------------
                                                                                  $15,908,734   $16,009,017
                                                                                  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Accounts payable and accrued expenses                                          $   397,200   $   328,529
   Mortgage notes payable                                                           4,892,515     4,912,421
   Refundable tenant deposits                                                          46,851        46,851
                                                                                  ------------  ------------
      Total liabilities                                                             5,336,566     5,287,801
                                                                                  ------------  ------------
Shareholders' Equity:

   Common Stock, $1 par value; Authorized, 5,000,000 shares;
      Issued and outstanding, 866,624 in 1996 and 1995                                866,624       866,624
   Additional paid-in capital                                                      14,252,532    14,252,532
   Distributions in excess of net income                                           (4,546,988)   (4,397,940)
                                                                                  ------------  ------------
   Total Shareholder's Equity                                                      10,572,168    10,721,216
                                                                                  ------------  ------------
                                                                                  $15,908,734   $16,009,017
                                                                                  ============  ============

                                      SEE NOTES TO FINANCIAL STATEMENTS

                                         NOONEY  REALTY TRUST, INC.
                                      (A REAL ESTATE INVESTMENT TRUST)

                                          STATEMENTS OF OPERATIONS

                                                 (UNAUDITED)
                                                                                       Three Months Ended
                                                                                  --------------------------
                                                                                    March 31,     March 31,
                                                                                      1996          1995
                                                                                  ------------  ------------

REVENUES:
   Rental and other income                                                         $   722,826   $   696,722
   Interest                                                                              3,647         1,114
                                                                                  ------------  ------------
                                                                                       726,473       697,836

EXPENSES:
   Interest                                                                            103,022       104,621
   Depreciation and amortization                                                       179,243       179,599
   Real estate taxes                                                                   154,739       127,122
   Advisory Fee                                                                         29,226        28,962
   Property management fees paid to Nooney Krombach Company                             26,965        25,924
   Operating expenses                                                                  209,001       194,851
                                                                                  ------------  ------------
                                                                                       702,196       661,079
                                                                                  ------------  ------------

EARNINGS FROM OPERATIONS                                                           $    24,277   $    36,757
                                                                                  ============  ============
EARNINGS PER SHARE                                                                 $      0.03   $      0.04
                                                                                  ============  ============

                                      SEE NOTES TO FINANCIAL STATEMENTS

                                          NOONEY REALTY TRUST, INC.
                                      (A REAL ESTATE INVESTMENT TRUST)

                                      STATEMENT OF SHAREHOLDERS' EQUITY
                                      THREE MONTHS ENDED MARCH 31, 1996

                                                 (UNAUDITED)
                                                             COMMON STOCK
                                                      --------------------------
                                                                                   ADDITIONAL   DISTRIBUTION
                                                        NUMBER OF                   PAID-IN     IN EXCESS OF
                                                         SHARES        AMOUNT       CAPITAL      NET INCOME
                                                      ------------  ------------  ------------  ------------

Balance, January 1, 1996                                   866,624      $866,624   $14,252,532  $(4,397,940)

Earnings from Operations                                                                             24,277

Distributions to Shareholders                                                                      (173,325)
                                                      ------------  ------------  ------------  ------------

Balance, March 31, 1996                                    866,624      $866,624   $14,252,532  $(4,546,988)
                                                      ============  ============  ============  ============

                                      SEE NOTES TO FINANCIAL STATEMENTS

                                          NOONEY REALTY TRUST, INC.
                                      (A REAL ESTATE INVESTMENT TRUST)

                                          STATEMENTS OF CASH FLOWS

                                                 (UNAUDITED)
                                                                                      Three Months Ended
                                                                                  --------------------------
                                                                                    March 31,     March 31,
                                                                                      1996          1995
                                                                                  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings from operations                                                          $ 24,277      $ 36,757
   Adjustments to reconcile earnings from operations to net cash from operating activities:
      Depreciation and amortization                                                   179,243       179,599
      Changes in assets and liabilities:
         (Increase) Decrease in accounts receivable                                   (31,713)       57,095
         Increase in prepaid expenses                                                 (16,193)      (64,207)
         Decrease (Increase) in deferred expenses                                       1,855       (52,253)
         Increase (Decrease) in accounts payable and accrued expenses                  68,671       (42,046)
         Change in refundable tenant deposits                                               0             0
                                                                                  ------------  ------------
            Total Adjustments                                                         201,863        78,188
                                                                                  ------------  ------------
            Net cash provided by operating activities                                 226,140       114,945

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to investment property                                                         0       (81,045)
                                                                                  ------------  ------------
            Net cash used in investing activities                                           0       (81,045)
                                                                                  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to shareholders                                                (173,325)     (129,994)
   Payments on mortgage notes payable                                                 (19,906)      (18,307)
                                                                                  ------------  ------------
            Net cash used in financing activities                                    (193,231)     (148,301)
                                                                                  ------------  ------------
NET INCREASE (DECREASE) IN CASH                                                        32,909      (114,401)
                                                                                  ------------  ------------
CASH
   Beginning of period                                                                517,317       601,604
                                                                                  ------------  ------------
CASH
   End of period                                                                     $550,226      $487,203
                                                                                  ============  ============
Supplemental disclosure interest paid in cash                                        $103,022      $104,621

                                      SEE NOTES TO FINANCIAL STATEMENTS

                            NOONEY REALTY TRUST, INC.
                        (A REAL ESTATE INVESTMENT TRUST)

                          NOTES TO FINANCIAL STATEMENTS

                   THREE  MONTHS ENDED MARCH 31, 1996 AND 1995

NOTE A:

Refer to the Registrant's financial statements for the year ended December 31, 1995, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

NOTE C:

The Registrant has employed Nooney Advisors, Ltd., a Missouri limited partnership, to serve as the Registrant's investment and financial counselor and to supervise the day-to-day operations of the Registrant. Certain General Partners of Nooney Advisors, Ltd. are also officers and directors of the Registrant. Advisory fees of $29,226 and $28,962 were paid to Nooney Advisors, Ltd. for the three months ended March 31, 1996 and 1995, respectively.

The Registrant's properties are managed by Nooney Krombach Company, a wholly owned subsidiary of Nooney Company. Certain officers and directors of the Registrant are also officers and directors of Nooney Company or one of its subsidiaries.

NOTE D:

The earnings per share for the three months ended March 31, 1996 and 1995 has been computed based on 866,624 shares, the number outstanding during the periods.


Item 7: Management Discussion and Analysis of Financial Condition and Results of Operations
- ------------------------------------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

    Cash on hand as of March 31, 1996 is $550,226, an increase of $32,909 from year end December 31, 1995. During the first quarter of 1996 the operations of the properties provided cash flow totaling $226,140 which enabled the Trust to pay a dividend of $.20 per share and reduce the debt by $19,906. Based on the current cash position and the properties ability to provide operating cash flow, the Trust expects the properties to fund anticipated capital expenditures for the remainder of 1996. The anticipated capital expenditures by property are as follows:

                                           Other        Leasing
                                          Capital       Capital        Total
                                       ------------  ------------  ------------

Atrium at Alpha                           $  33,000     $ 206,000     $ 239,000
Applied Communications Building                   0             0             0
Franklin Park Distribution Center            15,000        15,000        15,000
                                       ------------  ------------  ------------
                                          $  48,000     $ 221,000     $ 254,000

During the remainder of 1996, approximately $254,000 of capital expenditures are expected. Other capital at Atrium at Alpha will be expended to carpet and vinyl the property's halls and corridors. At Franklin Park Distribution Center a capital contingency reserve has been set-up. The leasing capital at Atrium at Alpha includes capital for tenant alterations and lease commissions.


Results of Operations
- ---------------------

    The results of operations for the Trust's properties for the quarters ended March 31, 1996 and 1995 are detailed in the schedule below. Revenues and expenses of the Trust are excluded.

                                                   Franklin Park     Applied
                                      Atrium at    Distribution       Comm.
                                        Alpha          Center        Building
                                    -------------  -------------  -------------

1996
- ----

Revenues                               $  278,437      $ 187,337      $ 255,196
Expenses                                  265,011        146,196        219,149
                                    -------------  -------------  -------------
Net Income                             $   13,426      $  41,141      $  36,047

Depreciation and Amortization              82,975         44,546         47,601
                                    -------------  -------------  -------------
Funds from Operations                  $   96,401      $  85,687      $  83,648
                                    =============  =============  =============

1995
- ----

Revenues                               $ 262,416       $ 184,751      $ 247,109
Expenses                                 225,145         143,567        218,027
                                    -------------  -------------  -------------
Net Income                             $  37,271       $  41,184      $  29,082

Depreciation and Amortization             83,599          44,143         47,601
                                    -------------  -------------  -------------
Funds from Operations                  $ 120,870       $  85,327      $  76,683
                                    =============  =============  =============

At Atrium at Alpha the operations of the property produced lower net income for the first quarter of 1996 when compared to first quarter 1995. The decrease in net income of $23,845 is attributable to an increase in expenses offset by an increase in revenues. Revenues increased by $16,021 due to increase rental income which is a direct result of an increase in occupancy when comparing occupancy at March 31, 1996 to occupancy at March 31, 1995. Operating expenses for the quarter ended March 31, 1996 and 1995 are $265,011 and $225,145, respectively, an increase of $39,866. The increase is primarily attributable to real estate taxes ($25,651), repairs and maintenance ($7,330) and utilities ($3,403). At Franklin Park Distribution Center the operating results for the first quarter of 1996 were similar to those of the first quarter of 1995. The net income at Applied Communications Building increased $6,965 due to an increase in revenues. The increase in revenues relates to an increase in rental income which is attributable to rent step-ups for the single tenant user. Expenses remained relatively flat when comparing March 31, 1996 to March 31, 1995.

The occupancy levels at the Trust's properties during the first quarter remain at a high level. These levels can be attributable to the Trust's ability to renew the properties major tenants as their leases mature. The occupancy levels at March 31, 1996, 1995 and 1994 are as follows:

Property                                                  1996    1995    1994
- -------------------------------------------------------  ------  ------  ------

Atrium at Alpha                                             99%     94%     89%
Franklin Park Distribution Center                          100%    100%    100%
Applied Communications Building                            100%    100%    100%

The leasing activity at Atrium at Alpha during the first quarter increased occupancy 1% to 99% as of March 31, 1996. The Trust had an existing tenant expand into an additional 796 square feet. The building has two major tenants which lease approximately 23% and 18% of the available space with leases expiring in May 1999 and July 1996, respectively. The Trust has reached a verbal agreement with the tenant whose lease expires in 1996. The renewal will be for a period of five years. The Trust anticipates the lease to be executed in the second quarter.

Franklin Park Distribution Center currently is fully leased by two tenants. The larger of the two tenants occupies approximately 57% of the building while the other occupies approximately 43% of the building. The lease expire in December 1999 and June 1998, respectively.

The Applied Communications Building has a single tenant who occupies the entire building. The tenant's lease expires August 1999.


1996 Comparisons
- ----------------

As of March 31, 1996, the Trust's consolidated revenues are $726,473 an increase of $28,637 when compared to the results of the first quarter ended March 31, 1995. The increase in revenues is attributable to increases in rental income. Rental income increased $24,562 when comparing March 31, 1996 to March 31, 1995. The properties that contributed a majority of the increase in rental income are the Applied Communications Building ($6,999) and Atrium at Alpha ($17,563). The increase at Applied Communications Building is attributable to rent step-ups for the single tenant user. The increase at Atrium at Alpha is a direct result of an increase in occupancy when comparing occupancy at March 31, 1996 to occupancy at March 31, 1995.

    During the first quarter ended March 31, 1996 consolidated expenses were $702,196 compared to $661,079 for the first quarter ended March 31, 1995. Consolidated expenses increased $41,117 or 6.22%. The increase in consolidated expenses is attributable to an increase in real estate taxes along with an increase in operating expenses. The increase in real estate taxes can be attributed to an accrual adjustment made in January to properly state the property's real estate tax liability. Operating expenses increased $14,150 or 7.26%. The increase relates to several expense categories and they are as follows: repairs and maintenance ($5,869), snow removal ($3,515), administrative costs ($3,265) and cleaning ($2,501).


1995 Comparisons
- ----------------

As of March 31, 1995 and 1994 consolidated revenues were $697,836 and 694,951, respectively. On a consolidated basis revenues remained relatively stable, however, at the property level Franklin Park Distribution Center had an increase of $9,412 along with an increase at the Applied Communications Building of $7,232 offset by a decrease at Atrium at Alpha of $12,637. The increase at Franklin Park Distribution Center relates to increases in rental revenue and tax recovery income. The rental income increase can be attributed to the renewal of one of the tenants effective 1-1-95 while the tax recovery income increased due to an increase in real estate tax expense. At Applied Communications Building the increase in rental income is attributable to rent step-ups for the single tenant user. The decrease in revenues at Atrium at Alpha is attributable to a decrease in escalation income of $49,864 offset by an increase in rental income of $36,170. The decrease in escalation income is due to the expiration of a major tenant's lease in May 1994. The rental income increase directly relates to an increase in occupancy along with slightly increasing rental rates.

Consolidated expenses for the quarter ended March 31, 1995 and 1994 were $661,079 and $672,802, respectively. The decrease in consolidated expenses is attributable to a decrease in interest expense. The remaining expenses remained relatively stable. The decrease in interest expense relates to the Trust's refinancing of the first mortgage debt in November 1994. The interest rate decreased to 8.4%.


Inflation
- ---------

The effects of inflation did not have a material impact upon the Trust's operations in fiscal year 1995 and are not expected to have material impact in 1996.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- ----------------------------------------

         (a) Exhibits

             See Exhibit Index on page 11.

         (b) Reports on Form 8-K

             None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NOONEY REALTY TRUST, INC.

Dated: May 14, 1996                       By: /s/ Gregory J. Nooney, Jr.
                                              ---------------------------------
                                              Gregory J. Nooney, Jr.
                                              Chief Executive Officer

                                              /s/ Patricia A. Nooney
                                              ---------------------------------
                                              Patricia A. Nooney
                                              President and Treasurer

                                  EXHIBIT INDEX

Exhibit Number   Description
- --------------   --------------------------------------------------------------

3.(i) Articles of Incorporation dated June 12, 1984 are incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-11 under the Securities and Exchange Act of 1933, as amended, (File No. 2-91851)

3.(ii) Bylaws of the Registrant, as amended, are incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K, for fiscal year ended December 31, 1987, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934, as amended, (File No. 0-13754)

27 Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)