Form 10-Q
period 1996-06-30
NOONEY REALTY TRUST INC
filed 1996-08-14
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 0-13754

                           NOONEY REALTY TRUST, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                    Missouri
- --------------------------------------------------------------------------------
         State or other jurisdiction of incorporation or organization)

                                   43-1339136
- --------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

       7701 Forsyth Boulevard,
         St. Louis, Missouri                                      63105
- --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (314) 863-7700


- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confimred by a court. Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 1996 there were 866,624 shares of the Registrant's common stock, par value $1 per share, issued and outstanding.

                               Page 1 of 12 Pages

                                                      NOONEY REALTY TRUST, INC.
                                                  (A REAL ESTATE INVESTMENT TRUST)

                                                           BALANCE SHEETS
                                                                                                   June 30,           December 31,
                                                                                                     1996                1995
                                                                                                 (Unaudited)
                                                                                               ---------------      ---------------

ASSETS:
             Cash ........................................................................     $       573,394      $       517,317
             Accounts receivable .........................................................             240,657              261,972
             Prepaid  expenses ...........................................................              55,382               84,803
             Investment property, at cost:
               Land ......................................................................           2,568,955            2,568,955
               Buildings and improvements ................................................          17,595,756           17,587,161
                                                                                               ---------------      ---------------
                                                                                                    20,164,711           20,156,116
               Less accumulated depreciation .............................................           5,650,634            5,344,765
                                                                                               ---------------      ---------------
                                                                                                    14,514,077           14,811,351
             Deferred expenses - at amortized cost .......................................             279,881              333,574
                                                                                               ---------------      ---------------
                                                                                               $    15,663,391      $    16,009,017
                                                                                               ===============      ===============
LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
             Accounts payable and accrued expenses .......................................     $       329,345      $       328,529
             Refundable tenant deposits ..................................................              33,511               46,851
             Mortgage notes payable ......................................................           4,872,188            4,912,421
                                                                                               ---------------      ---------------
                Total liabilities ........................................................           5,235,044            5,287,801

Shareholders' Equity:

             Common Stock, $1 par value; Authorized, 5,000,000 shares; Issued and
               outstanding, 866,624 in 1996 and 1995 .....................................             866,624              866,624
             Additional paid-in capital ..................................................          14,252,532           14,252,532
             Distributions in excess of net income .......................................          (4,690,809)          (4,397,940)
                                                                                               ---------------      ---------------
                                                                                                    10,428,347           10,721,216
                                                                                               ---------------      ---------------
                                                                                               $    15,663,391      $    16,009,017
                                                                                               ===============      ===============

SEE NOTES TO FINANCIAL STATEMENTS

                                                   NOONEY REAL REALTY TRUST, INC.
                                                  (A REAL ESTATE INVESTMENT TRUST)

                                                      STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)
                                                                         Three Months Ended                 Six Months Ended
                                                                  --------------------------------  --------------------------------
                                                                     June 30,          June 30,         June 30,        June 30,
                                                                       1996              1995             1996            1995
                                                                  ---------------  ---------------  ---------------  ---------------

REVENUES:
             Rental and other income ...........................  $       712,899  $       711,821  $     1,435,726  $     1,408,543
             Interest ..........................................            4,340            1,088            7,987            2,202
                                                                  ---------------  ---------------  ---------------  ---------------
                                                                          717,239          712,909        1,443,713        1,410,745

EXPENSES:
             Interest ..........................................          102,601          104,233          205,623          208,854
             Depreciation and amortization .....................          178,722          180,252          357,964          359,851
             Real estate taxes .................................          135,131          128,265          289,870          255,387
             Advisory Fee ......................................           29,424           29,062           58,650           58,024
             Property management fees paid to
              Nooney Krombach Company ..........................           26,611           26,378           53,576           52,302
             Utilities..........................................           69,694           71,489          136,231          135,560
             Operating expenses ................................          145,553          138,369          288,017          269,149
                                                                  ---------------  ---------------  ---------------  ---------------

                                                                          687,736          678,048        1,389,931        1,339,127
                                                                  ---------------  ---------------  ---------------  ---------------

NET INCOME .....................................................  $        29,503  $        34,861  $        53,782  $        71,618
                                                                  ===============  ===============  ===============  ===============

EARNINGS PER SHARE .............................................  $          0.03  $          0.04  $          0.06  $          0.08
                                                                  ===============  ===============  ===============  ===============

SEE NOTES TO FINANCIAL STATEMENTS

                                                      NOONEY REALTY TRUST, INC.
                                                  (A REAL ESTATE INVESTMENT TRUST)

                                                  STATEMENT OF SHAREHOLDERS' EQUITY
                                                   SIX MONTHS ENDED JUNE 30, 1996
                                                             (UNAUDITED)
                                                                    COMMON STOCK
                                                          -----------------------------------
                                                                                                   ADDITIONAL         DISTRIBUTION
                                                             NUMBER OF                               PAID-IN          IN EXCESS OF
                                                               SHARES              AMOUNT            CAPITAL           NET INCOME
                                                          ---------------     ---------------    ---------------    ---------------

Balance, January 1, 1996 .............................            866,624     $       866,624    $    14,252,532    $    (4,397,940)

Net Income ...........................................                                                                       53,782

Dividends Declared ...................................                                                                     (346,651)
                                                          ---------------     ---------------    ---------------    ---------------
Balance, June 30, 1996 ...............................            866,624     $       866,624    $    14,252,532    $    (4,690,809)
                                                          ===============     ===============    ===============    ===============

SEE NOTES TO FINANCIAL STATEMENTS

                                                      NOONEY REALTY TRUST, INC.
                                                  (A REAL ESTATE INVESTMENT TRUST)

                                                      STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                                                    Three Months Ended         Six Months Ended
                                                                                  -----------------------   -----------------------
                                                                                   June 30,     June 30,     June 30,     June 30,
                                                                                     1996         1995         1996         1995
                                                                                  ----------   ----------   ----------   ----------

CASH FLOWS FROM OPERATING
             ACTIVITIES:
              Net income  from operations ......................................  $   29,503   $   34,861   $   53,782   $   71,618
              Adjustments to reconcile net income from operations to net cash provided by operating activities:
                 Depreciation and amortization .................................     178,722      180,252      357,964      359,851

                 Changes in assets and liabilities:
                    Decrease (Increase) in accounts
                         receivable ............................................      53,028      (43,950)      21,315       13,145
                    Decrease in prepaid expenses ...............................      45,614       93,447       29,421       29,240
                    (Increase) Decrease in deferred expenses ...................        (257)     (17,280)       1,598      (69,533)
                    (Decrease) Increase in accounts payable and
                          accrued expenses .....................................     (67,855)      11,549          816      (30,497)
                    (Decrease) Increase in refundable tenant
                          deposits .............................................     (13,340)       3,125      (13,340)       3,125
                                                                                  ----------   ----------   ----------   ----------

                         Total Adjustments .....................................     195,912      227,143      397,774      305,331
                                                                                  ----------   ----------   ----------   ----------

                         Net cash provided by operating activities .............     225,415      262,004      451,556      376,949
                                                                                  ----------   ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
             Adjustments to investment property ................................      (8,595)     (41,796)      (8,595)    (122,841)
                                                                                  ----------   ----------   ----------   ----------

                         Net cash used in investing activities .................      (8,595)     (41,796)      (8,595)    (122,841)
                                                                                  ----------   ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions to shareholders ................................    (173,325)    (129,994)    (346,651)    (259,988)
             Payments on mortgage notes payable ................................     (20,327)     (18,695)     (40,233)     (37,002)
                                                                                  ----------   ----------   ----------   ----------

                         Net cash used in financing activities .................    (193,652)    (148,689)    (386,884)    (296,990)
                                                                                  ----------   ----------   ----------   ----------

NET INCREASE (DECREASE) IN CASH ................................................      23,168       71,519       56,077      (42,882)

CASH  Beginning of period ......................................................     550,226      487,203      517,317      601,604
                                                                                  ----------   ----------   ----------   ----------

CASH  End of period ............................................................  $  573,394   $  558,722   $  573,394   $  558,722
                                                                                  ==========   ==========   ==========   ==========

CASH Paid for interest .........................................................  $  102,601   $  104,233   $  205,623   $  208,854
                                                                                  ==========   ==========   ==========   ==========

SEE NOTES TO FINANCIAL STATEMENTS

                            NOONEY REALTY TRUST, INC.
                        (A REAL ESTATE INVESTMENT TRUST)

                          NOTES TO FINANCIAL STATEMENTS

                THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


NOTE A:

Refer to the Registrant's financial statements for the year ended December 31, 1995, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made.

NOTE C:

The Registrant has employed Nooney Advisors, Ltd., a Missouri limited partnership, to serve as the Registrant's investment and financial counselor and to supervise the day-to-day operations of the Registrant. The agreement between the Registrant and Nooney Advisors, Ltd. has been renewed for a period of one year effective April 1, 1996. Certain General Partners of Nooney Advisors, Ltd. are also officers and directors of the Registrant. Advisory fees of $29,424 and $58,650 were paid to Nooney Advisors, Ltd. for the three and six months ended June 30, 1996. Advisory fees of $29,062 and $58,024 were paid to Nooney Advisors, Ltd. for the three and six months ended June 30, 1995, respectively.

The Registrant's properties are managed by Nooney Krombach Company, a wholly owned subsidiary of Nooney Company. Certain officers and directors of the Registrant are also officers and directors of Nooney Company or one of its subsidiaries.

NOTE D:

The earnings per share for the three and six months ended June 30, 1996 and 1995 has been computed based on 866,624 shares, the number outstanding during the periods.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash on hand as of June 30, 1996 is $573,394, an increase of $56,077 from year end December 31, 1995. During the first six months of 1996 the operations of the properties provided cash flow totaling $451,556 which enabled the Trust to pay a dividend of $.20 per share in each of the first two quarters and reduce the mortgage debt by $40,233. Based on the current cash position and the properties ability to provide operating cash flow, the Trust expects the properties to fund anticipated capital expenditures for the remainder of 1996. The anticipated capital expenditures by property are as follows:

                                                Other       Leasing
                                               Capital      Capital      Total
                                              --------     --------     --------

Atrium at Alpha .........................     $ 18,000     $120,000     $138,000
Applied Communications Building .........            0            0            0
Franklin Park Distribution Center .......       15,000            0       15,000
                                              --------     --------     --------
                                              $ 33,000     $120,000     $153,000

During the remainder of 1996, approximately $153,000 of capital expenditures are expected. Other capital at Atrium at Alpha will be expended to recarpet and vinyl the property's halls and corridors and at Franklin Park Distribution Center a capital contingency reserve has been established. The leasing capital at Atrium at Alpha includes capital for tenant alterations and lease commissions.


Results of Property Operations

The results of operations for the Trust's properties for the quarters ended
June 30, 1996 and 1995 are detailed in the schedule below. Expenses of the Trust are excluded.

                                                             Franklin Park       Applied
                                              Atrium at      Distribution    Communications
                                                Alpha            Center          Building
                                           ---------------  ---------------  ---------------

                   1996
- -----------------------------------------

Revenues ................................  $       274,508  $       188,632  $       249,289
Expenses ................................          242,128          142,934          231,501
                                           ---------------  ---------------  ---------------
Net Income ..............................           32,380           45,698           17,788

Depreciation and Amortization ...........           82,453           44,546           47,601
                                           ---------------  ---------------  ---------------
Funds from Operations ...................  $       114,833  $        90,244  $        65,389
                                           ===============  ===============  ===============

                                                             Franklin Park       Applied
                                              Atrium at      Distribution    Communications
                                                Alpha            Center          Building
                                           ---------------  ---------------  ---------------

                  1995
- -----------------------------------------

Revenues ................................  $       267,916  $       185,844  $       252,168
Expenses ................................          232,700          143,240          221,532
                                           ---------------  ---------------  ---------------
Net Income ..............................           35,216           42,604           30,636

Depreciation and Amortization ...........           84,387           44,143           47,601
                                           ---------------  ---------------  ---------------
Funds from Operations ...................  $       119,603  $        86,747  $        78,237
                                           ===============  ===============  ===============


Net income at Atrium at Alpha for the quarters ended June 30, 1996 and 1995 are $32,380 and $35,216, respectively. Though net income remained relatively stable, revenues and expenses increased $6,592 and $9,428, respectively. The increase in revenues can be attributed to an increase in rental income stemming from an increase in average occupancy for the quarter. The increase in expenses relates to increases in real estate taxes and parking lot expenditures. At Franklin Park Distribution Center the operations of the property for the second quarter ended June 30, 1996 produced similar results when compared to the second quarter ended June 30, 1995. At Applied Communications Building, revenues decreased and expenses increased when comparing quarter ending results from June 30, 1996 to June 30, 1995.The decrease in revenues can be attributed to a decrease in escalation income partially offset by an increase in rental income. The decrease in escalation income relates to a decrease in expenses that may be passed through to the tenant, resulting in a reduction in expense recovery income. The increase in rental income can be attributed to rent step-ups for the single tenant user. The expense increase relates to increases in parking lot expenditures and repairs and maintenance.

Occupancy levels at the Trust's properties during the first quarter remain at a high level. These levels can be attributable to the Trust's ability to renew the properties major tenants as their leases mature.
The occupancy levels at June 30, 1996, 1995 and 1994 are as follows:

Property                                          1996         1995         1994
- --------                                          ----         ----         ----

Atrium at Alpha ...............................    95%          95%          82%
Franklin Park Distribution Center .............   100%         100%         100%
Applied Communications Building ...............   100%         100%         100%

The leasing activity at Atrium at Alpha during the second quarter decreased occupancy 4% to 95% as of June 30, 1996. The Trust had a single tenant move out who previously occupied 3,144 square feet. The building has two major tenants which lease approximately 15% and 23% of the available space with leases expiring in 1999 and 1996, respectively. Subsequent to June 30, 1996, the major tenant occupying 15% of the available space renewed their lease for the term of five years effective August 1, 1996. The tenant occupying approximately 23% of the available space has vacated a portion of their suite. Their lease has a cancellation option which can be exercised prior to December 1, 1996 to cancel their lease as of May 31, 1997. The Trust anticipates the tenant will exercise this option.

Franklin Park Distribution Center currently is fully leased by two tenants. The larger of the two tenants occupies approximately 57% of the building while the other occupies approximately 43% of the building. The lease expires in December 1999 and June 1998, respectively.

The Applied Communications Building has a single tenant who occupies the entire building. The tenant's lease expires August 1999.


1996 Comparisons

As of June 30, 1996, the Trust's consolidated revenues for the quarter ended and six month period ended are $717,239 and $1,443,713, respectively, an increase of $4,330 and $32,968 when compared to the results of the same periods ended June 30, 1995. The increase in revenues for the six month periods ended can be attributed to increases in rental income offset by decreases in expense recovery income. Rental income increased $42,816 while expense recovery income decreased $11,741 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The increase in rental income relates to increases at Atrium at Alpha ($28,818) and Applied Communications Building ($13,998). The increase at Atrium at Alpha is a direct result of an increase in occupancy when comparing average occupancy during the first and second quarters of 1996 to the average occupancy during the same periods in 1995. The increase at Applied Communications Building is attributable to rent step-ups for the single tenant user. The decrease in escalation income relates to a decrease in expenses that may be passed through to the tenant, resulting in a reduction in expense recovery income.

Consolidated expenses are $687,736 and $1,389,931 for the quarter ended and six month period ended June 30, 1996, respectively. For the same periods ended June 30, 1995 consolidated expense were $678,048 and $1,339,127, respectively. Consolidated expenses increased $9,688 and $50,804 when comparing the three and six month periods ended June 30, 1996 to June 30, 1995. The increase in consolidated expenses for the six month periods ended June 30, 1996 and 1995 relate to increases in real estate taxes ($34,483) and other operating expenses ($19,539). The increase in real estate taxes can be attributed to an increase in the property assessment and tax rates at Atrium at Alpha. Operating expenses increased $19,539 or 4.83%. The increase relates to several expense categories and they are as follows: parking lot expenditures ($13,224) due to timing of various landscaping projects at Atrium at Alpha, cleaning ($7,280) due to increases in occupancy at Atrium at Alpha, snow removal ($4,020), and administrative costs ($4,002). These increases are partially offset by a decrease in professional services ($9,147) relating to legal services rendered in prior year pertaining to a single legal matter.


1995 Comparisons

As of June 30, 1995 consolidated revenues for the three and six month periods ended were $712,909 and $1,410,745, respectively. For the same periods ended June 30, 1994 consolidated revenues were $678,281 and 1,373,232, respectively. On a consolidated basis revenues increased $34,628 and $37,513 when comparing the three and six month periods ended June 30, 1995 to 1994.

The significant increase in revenues occurred in the second quarter of 1995 and is attributable to all three of the Trust's properties. Franklin Park Distribution Center, Applied Communications Building and Atrium at Alpha had increases in revenues of approximately 6.50%, 2.50% and 1.50%, respectively. Partially offsetting the increases in revenues was a minimal decrease in interest income. The increase in revenues can be attributed to rental income partially offset by decreases in expense recovery income. For the six month periods ended June 30, 1995 and 1994, the Trust had rental income of $1,192,868 and $1,094,688, respectively. For the same period, expense recovery income was $16,195 and $78,649, respectively. The increase in rental income relates to the Trust's ability to renew leases at higher rates and obtain new tenants for the unoccupied space at Atrium at Alpha. The decrease in expense recovery income can be attributed to Atrium at Alpha. At Atrium at Alpha, the operating expenses decreased from 1993 to 1994 approximately 4% resulting in actual expenses being lower than the tenant's base years for 1994. Therefore, in 1995 the Trust has estimated that the expense levels will remain below the tenant's base years resulting in minimal expense recovery income.

Consolidated expenses for the three and six month periods ended June 30, 1995 were $678,048 and $1,339,127, respectively. Consolidated expenses increased $19,041 and $7,318, respectively for the three and six month periods ended June 30, 1995 when compared the June 30, 1994. The increase in consolidated expenses for the quarter ended is attributable to an increase in real estate taxes and depreciation and amortization partially offset by a decrease in interest expense. The increase in real estate taxes can be attributed to increased property value assessments at Franklin Park Distribution Center and Atrium at Alpha. The increase in depreciation and amortization expense relates to increased expenditures for tenant alterations and lease commissions at Franklin Park Distribution Center and Atrium at Alpha. The decrease in interest expense relates to the Trust's refinancing of the first mortgage debt in November 1994. The interest rate decreased to 8.4%.


Inflation

The effects of inflation did not have a material impact upon the Trust's operations in fiscal year 1995, and are not expected to have material impact in 1996.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits

                 See Exhibit Index.

             (b) Reports on Form 8-K

                 None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NOONEY REALTY TRUST, INC.

Dated:  August 14, 1996                 By: /s/   Gregory J. Nooney, Jr.
        -------------------------          -------------------------------------
                                           Gregory J. Nooney, Jr.
                                           Chief Executive Officer

                                        /s/ Patricia A. Nooney
                                        ----------------------------------------
                                        Patricia A. Nooney
                                        President and Treasurer

                               INDEX TO EXHIBITS

Exhibit Number   Description
- --------------   ---------------------------------------------------------------

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