Form 10-Q
period 1996-09-30
NOONEY REALTY TRUST INC
filed 1996-11-14
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarter period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from            to
                                       ----------    ----------

                         Commission file number 0-13754

                           NOONEY REALTY TRUST, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                    Missouri
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   43-1339136
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                             63105
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confimred by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1996 there were 866,624 shares of the Registrant's common stock, par value $1 per share, issued and outstanding.

                               Page 1 of 12 Pages

                                                      NOONEY REALTY TRUST, INC.
                                                  (A REAL ESTATE INVESTMENT TRUST)

                                                           BALANCE SHEETS
                                                                                                   September 30,      December 31,
                                                                                                       1996              1995
                                                                                                    (Unaudited)
                                                                                                  ---------------   ---------------

ASSETS:

         Cash ..................................................................................  $       322,879   $       517,316
         Accounts receivable ...................................................................          310,354           261,972
         Prepaid expenses ......................................................................          134,293            84,802
         Investment property, at cost:
           Land ................................................................................        2,568,955         2,568,955
           Buildings and Improvements ..........................................................       17,586,506        17,587,161
                                                                                                  ---------------   ---------------
                                                                                                       20,155,461        20,156,116
           Less accumulated depreciation .......................................................        5,778,798         5,344,765
                                                                                                  ---------------   ---------------
                                                                                                       14,376,663        14,811,351
         Deferred expenses - at amortized cost .................................................          294,673           333,574
                                                                                                  ---------------   ---------------

                                                                                                  $    15,438,862   $    16,009,017
                                                                                                  ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
         Accounts payable and accrued expenses .................................................  $       232,404   $       328,529
         Refundable tenant deposits ............................................................           36,600            46,851
         Mortgage notes payable ................................................................        4,851,431         4,912,421
                                                                                                  ---------------   ---------------
            Total liabilities ..................................................................        5,120,435         5,287,801

Shareholders' Equity:

         Common Stock, $1 par value; Authorized, 5,000,000 shares; Issued and outstanding,
          866,624 in 1996 and 1995 .............................................................          866,624           866,624
         Additional paid-in capital ............................................................       14,252,532        14,252,532
         Distributions in excess of net income .................................................       (4,800,729)       (4,397,940)
                                                                                                  ---------------   ---------------
                                                                                                       10,318,427        10,721,216
                                                                                                  ---------------   ---------------
                                                                                                  $    15,438,862   $    16,009,017
                                                                                                  ===============   ===============

SEE NOTES TO FINANCIAL STATEMENTS

                                                      NOONEY REALTY TRUST, INC.
                                                  (A REAL ESTATE INVESTMENT TRUST)

                                                      STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)
                                                                                        Three Months Ended      Nine Months Ended
                                                                                       Sept.30,    Sept.30,    Sept.30,    Sept.30,
                                                                                         1996        1995        1996        1995
                                                                                      ----------  ----------  ----------  ----------

REVENUES:
         Rental and other income ...................................................  $  753,231  $  732,365  $2,188,956  $2,140,910
         Interest ..................................................................       4,569         713      12,556       2,915
                                                                                      ----------  ----------  ----------  ----------
                                                                                         757,800     733,078   2,201,512   2,143,825

EXPENSES:
         Interest ..................................................................     103,864     103,838     309,487     312,692
         Depreciation and amortization .............................................     176,545     180,549     534,509     540,400
         Real estate taxes .........................................................     151,879     132,924     441,749     388,311
         Advisory Fee ..............................................................      29,667      28,936      88,317      86,960
         Property management fees paid to Nooney Krombach Company ..................      28,119      27,285      81,695      79,587
         Operating expenses ........................................................     204,320     211,538     628,569     616,244
                                                                                      ----------  ----------  ----------  ----------
                                                                                         694,394     685,070   2,084,326   2,024,194
                                                                                      ----------  ----------  ----------  ----------
NET INCOME FROM OPERATIONS .........................................................  $   63,406  $   48,008  $  117,186  $  119,631
                                                                                      ==========  ==========  ==========  ==========

EARNINGS PER SHARE .................................................................  $     0.07  $     0.06  $     0.14  $     0.14
                                                                                      ==========  ==========  ==========  ==========

SEE NOTES TO FINANCIAL STATEMENTS

                                                      NOONEY REALTY TRUST, INC.
                                                  (A REAL ESTATE INVESTMENT TRUST)

                                                  STATEMENT OF SHAREHOLDERS' EQUITY
                                                NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                             (UNAUDITED)




                                                                                    COMMON STOCK
                                                                            ---------------------------   ADDITIONAL   DISTRIBUTION
                                                                             NUMBER OF                     PAID-IN     IN EXCESS OF
                                                                               SHARES         AMOUNT       CAPITAL      NET INCOME
                                                                            ------------   ------------  ------------  ------------

Balance, January 1, 1996 .................................................       866,624   $    866,624  $ 14,252,532  $ (4,397,940)
Net Income ...............................................................                                                  117,186
Dividends Declared .......................................................                                                 (519,975)
                                                                            ------------   ------------  ------------  ------------
Balance, September 30, 1996 ..............................................       866,624   $    866,624  $ 14,252,532  $ (4,800,729)
                                                                            ============   ============  ============  ============

SEE NOTES TO FINANCIAL STATEMENTS

                                                      NOONEY REALTY TRUST, INC.
                                                  (A REAL ESTATE INVESTMENT TRUST)

                                                      STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                                                       Three Months Ended       Nine Months Ended
                                                                                      ---------------------   ---------------------
                                                                                       Sept 30,    Sept.30,    Sept.30,    Sept.30,
                                                                                         1996        1995        1996        1995
                                                                                      ---------   ---------   ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income from operations ...............................................  $  63,406   $  48,011   $ 117,186   $ 119,629
          Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
             Depreciation and amortization .........................................    176,545     180,549     534,509     540,400

             Changes in assets and liabilities:
                Decrease (Increase) in accounts receivable .........................    (69,697)     34,847     (48,382)     47,992
                Increase in prepaid expenses .......................................    (78,911)    (61,129)    (49,491)    (31,889)
                Decrease (Increase) in deferred expenses ...........................    (40,274)      2,328     (38,673)    (67,205)
                Increase (Decrease) in accounts payable and accrued expenses .......    (96,941)    121,380     (96,125)     90,883
                (Decrease) Increase in refundable tenant deposits ..................      3,090        (482)    (10,251)      2,643
                                                                                      ---------   ---------   ---------   ---------
                     Total Adjustments .............................................   (106,188)    277,493     291,587     582,824
                                                                                      ---------   ---------   ---------   ---------
                     Net cash provided by (used in) operating activities ...........    (42,782)    325,504     408,773     702,453
                                                                                      ---------   ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Net additions to investment property ......................................    (13,651)    (37,272)    (22,245)   (160,113)
                                                                                      ---------   ---------   ---------   ---------
                     Net cash used in investing activities .........................    (13,651)    (37,272)    (22,245)   (160,113)
                                                                                      ---------   ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash distributions to shareholders ........................................   (173,325)   (147,326)   (519,975)   (407,314)
         Payments on mortgage notes payable ........................................    (20,757)    (19,090)    (60,990)    (56,092)
                                                                                      ---------   ---------   ---------   ---------
                     Net cash used in financing activities .........................   (194,082)   (166,416)   (580,965)   (463,406)
                                                                                      ---------   ---------   ---------   ---------

NET (DECREASE) INCREASE IN CASH ....................................................   (250,515)    121,816    (194,437)     78,934
CASH, Beginning of period ..........................................................    573,394     558,722     517,316     601,604
                                                                                      ---------   ---------   ---------   ---------
CASH, End of period ................................................................  $ 322,879   $ 680,538   $ 322,879   $ 680,538
                                                                                      =========   =========   =========   =========
CASH, Paid for interest ............................................................  $ 103,864   $ 103,838   $ 309,487   $ 312,692
                                                                                      =========   =========   =========   =========
SEE NOTES TO FINANCIAL STATEMENTS

                            NOONEY REALTY TRUST, INC.
                        (A REAL ESTATE INVESTMENT TRUST)

                          NOTES TO FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

NOTE B:

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made.

NOTE C:

The Registrant has employed Nooney Advisors, Ltd., a Missouri limited partnership, to serve as the Registrant's investment and financial counselor and to supervise the day-to-day operations of the Registrant. The agreement between the Registrant and Nooney Advisors, Ltd. has been renewed for a period of one year effective April 1, 1996. Certain General Partners of Nooney Advisors, Ltd. are also officers and directors of the Registrant. Advisory fees of $29,667 and $88,317 were paid to Nooney Advisors, Ltd. for the three and nine months ended September 30, 1996. Advisory fees of $28,936 and $86,960 were paid to Nooney Advisors, Ltd. for the three and nine months ended September 30, 1995, respectively.

The Registrant's properties are managed by Nooney Krombach Company, a wholly owned subsidiary of Nooney Company. Certain officers and directors of the Registrant are also officers and directors of Nooney Company or one of its subsidiaries.

NOTE D:

The earnings per share for the three and nine months ended September 30, 1996 and 1995 has been computed based on 866,624 shares, the number outstanding during the periods.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         Cash on hand as of September 30, 1996 is $322,879, an decrease of $194,437 from year end December 31, 1995. The decrease in cash during the first nine months of 1996 can be attributed to the payment of dividends ($519,975) and mortgage ($60,990) offset by cash provided by the operations of the properties totaling $408,773. Based on the current cash position and the properties ability to provide operating cash flow, the Trust expects the properties to fund anticipated capital expenditures for the remainder of 1996. The anticipated capital expenditures by property are as follows:
                                                        Other   Leasing
                                                       Capital  Capital   Total
                                                       -------  -------  -------

Atrium at Alpha .....................................  $     0  $70,000  $70,000
Applied Communications Building .....................        0        0        0
Franklin Park Distribution Center ...................        0        0        0
                                                       -------  -------  -------
                                                       $     0  $70,000  $70,000

During the remainder of 1996, approximately $70,000 of capital expenditures are expected. The leasing capital at Atrium at Alpha includes capital for tenant alterations.


Results of Property Operations

         The results of operations for the Trust's properties for the quarters ended September 30, 1996 and 1995 are detailed in the schedule below. Revenues and expenses of the Trust are excluded.

                                                           Franklin Park      Applied
                                              Atrium at    Distribution    Communications
                                                Alpha          Center         Building
                                           --------------  --------------  --------------

                   1996
-----------------------------------------

Revenues ................................  $      286,348  $      204,299  $      263,414
Expenses ................................         238,933         162,106         230,811
                                           --------------  --------------  --------------
Net Income ..............................          47,415          42,193          32,603

Depreciation and Amortization ...........          80,236          44,546          47,601
                                           --------------  --------------  --------------
Funds from Operations ...................  $      127,651  $       86,739  $       80,204
                                           ==============  ==============  ==============

                   1995
-----------------------------------------

Revenues ................................  $      276,421  $      190,113  $      263,125
Expenses ................................         236,085         145,930         236,073
                                           --------------  --------------  --------------
Net Income ..............................          40,336          44,183          27,052

Depreciation and Amortization ...........          84,636          44,191          47,601
                                           --------------  --------------  --------------
Funds from Operations ...................  $      124,972  $       88,374  $       74,653
                                           ==============  ==============  ==============


Net income at Atrium at Alpha for the quarters ended September 30, 1996 and 1995 is $47,415 and $40,336, respectively. The increase in net income can be attributed to a revenue increase of $9,927 as expenses remained relatively stable. The increase in revenues relates to an increase in rental income stemming from the Trust's ability to increase rental rates on lease renewals and new leases.

At Franklin Park Distribution Center the operations of the property for the third quarter ended September 30, 1996 produced similar results when compared to the third quarter ended September 30, 1995. However, revenues and expenses increased $14,186 and $16,176, respectively. The increase in revenues and expenses can be attributed to an increase in real estate taxes. As the property's real estate taxes increase any increase in the expense is directly passed through to the two tenants resulting in a corresponding increase in the real estate tax recovery income.

At Applied Comminations Building revenues remained stable and expenses decreased when comparing quarter ending results from September 30, 1996 to 1995. The expense decrease of $5,262 relates primarily to a decreases in electricity expense.

Occupancy levels at the Trust's properties during the first quarter remain at a high level. These levels can be attributable to the Trust's ability to renew the properties major tenants as their leases mature. The occupancy levels at September 30, 1996, 1995 and 1994 are as follows:

                          Property                            1996   1995   1994
-----------------------------------------------------------   ----   ----   ----

Atrium at Alpha ...........................................    95%    99%    85%
Franklin Park Distribution Center .........................   100%   100%   100%
Applied Communications Building ...........................   100%   100%   100%

The leasing activity at Atrium at Alpha during the third quarter of 1996 netted no change to the overall occupancy of the property. The Trust originated two new leases with a total square footage of 2,903, renewed three leases with a total of 4,347 square feet and had a single tenant move out who previously occupied 2,903 square feet. The building has two major tenants one of which renewed their lease effective August 1, 1996 for a term of five years. This tenant continues to occupy 15% of the available space. The other major tenant who occupies approximately 23% of the available space has vacated a portion of their suite. This tenant has a cancellation option which can be exercised prior to December 1, 1996 to cancel their lease effective May 31, 1997.

Franklin Park Distribution Center currently is fully leased by two tenants. The larger of the two tenants occupies approximately 57% of the building while the other tenant occupies approximately 43% of the building. The lease expire in December 1999 and June 1998, respectively.

The Applied Communications Building has a single tenant who occupies the entire building. The tenant's lease expires August 1999.


1996 Comparisons

As of September 30, 1996, the Trust's consolidated revenues for the quarter ended and nine month period ended are $757,800 and $2,201,512, respectively, which represents an increase of $24,722 and $57,687 when compared to the results of the same periods ended September 30, 1995.

The increase in revenues for the quarter ended can be attributed to increases in rental income and real estate tax recovery income. Rental income increased $14,486 due to the Trust's ability to increase rental rates on lease renewals and new leases at Atrium at Alpha and the rent step-ups for the single tenant user at Applied Communications Building. Tax recovery income increased $14,417 due to an increase in real estate taxes at Franklin Park Distribution Center. As the property's real estate taxes increase any increase in the expense is directly passed through to the two tenants resulting in a corresponding increase in the real estate tax recovery income.

The increase in revenues for the nine month periods ended can be attributed to increases in rental income, tax recovery income and interest income offset by decreases in expense recovery income and rent concessions. The increases in rental income and tax recovery income can be attributed to the same factors discussed when analyzing the quarterly results in the previous paragraph. The increase in interest income relates to the Trust's ability to better manage and obtain higher yields on the existing cash reserves. The decrease in expense recovery income can be attributed to a decrease in recoverable expenses from 1994 to 1995. As recoverable expenses decrease from year to year, the Trust's ability to pass through expenses becomes limited to the respective tenants' expense base year.

Consolidated expenses are $694,394 and $2,084,326 for the quarter ended and nine month period ended September 30, 1996, respectively. For the same periods ended September 30, 1995 consolidated expense were $685,070 and $2,024,194, respectively. Consolidated expenses increased $9,324 and $60,132 when comparing the three and nine month periods ended September 30, 1996 to 1995.

The increase in consolidated expenses for the six month periods ended June 30, 1996 and 1995 relate to increases in real estate taxes ($53,438) and other operating expenses ($12,325). The increase in real estate taxes can be attributed to an increase in the property assessment and tax rates at Franklin Park Distribution Center and Atrium at Alpha. The increase in operating expenses relates to several expense categories and they are as follows: parking lot expenditures ($11,774), administrative costs ($7,266) and repairs and maintenance ($6,884). These increase are offset by a decrease in professional services ($12,849).


1995 Comparisons

As of September 30, 1995 consolidated revenues for the three and nine month periods ended were $733,078 and $2,143,825, respectively. For the same periods ended September 30, 1994 consolidated revenues were $669,355 and 2,042,587, respectively. On a consolidated basis revenues increased $63,723 and $101,238 when comparing the three and nine month periods ended September 30, 1995 to 1994.

The significant increase in revenues in the third quarter is primarily attributable to Atrium at Alpha as revenues increased $54,865. The significant increase is a direct result of higher occupancy and the ability for the Trust to renew existing leases at higher rental rates. Average occupancy for the third quarter of 1995 and 1994 were 97% and 84%, respectively.

For the nine month periods ended, the increase in revenues can be attributed to increases at all the Trust's operating properties. At Applied Communications Building, Franklin Park Distribution Center and Atrium at Alpha revenues increased $17,016, $26,313 and $63,168, respectively. The increase at Applied Communications Building relates to an increase in the tenant's base rent of $.35 per square foot effective January 1, 1995. This also occurred at Franklin Park

Distribution Center as the Trust was able to increase one of the major tenants rental rate through a lease renewal that was effective January 1, 1995. The remainder of the increase relates to the recovery of real estate taxes. As real estate taxes increase, any increase can be directly passed through to the tenants. The most significant increase in revenues occurred at Atrium at Alpha. At Atrium at Alpha rental revenues and electric reimbursement income increased offset by a decrease in expense pass through income.The increase in rental income relates to the Trust's ability to renew leases at higher rates and obtain new tenants for the unoccupied space at Atrium at Alpha. The increase in electric reimbursement income is in direct correlation with increases in electricity expense. The decrease in expense recovery income can be attributed to operating expenses decreases from 1993 to 1994 of approximately 4% resulting in actual expenses being lower than the tenant's base years for 1994. Therefore, in 1995 the Trust has estimated that the expense levels will remain below the tenant's base years resulting in minimal expense recovery income.

Consolidated expenses for the three and nine month periods ended September 30, 1995 were $685,070 and $2,024,194, respectively. Consolidated expenses when compared to the same periods ended September 30, 1994 increased $1,630 for the quarter ended and $8,950 for the nine month period ended. Although consolidated expenses for the quarter and nine month period ended September 30, 1995 had minimal increases when compared to the same period ended September 30, 1994, certain expense categories had noteworthy changes. For the quarter ended operating expenses increased $11,356 offset by a decrease in interest expense of $10,164. Operating expenses had increases in professional fees ($7,707) and management fees ($2,535). The decrease in interest expense was caused by the November 1994 refinancing of the first mortgage debt at a lower interest rate. For the nine months ended September 30, 1995 when compared to the nine month period ended September 30, 1994 real estate taxes increased $22,503, depreciation and amortization increased $9,053 and management fees increased $3,996. The increases were offset by a decreases in interest expense of $30,684.The increase in real estate taxes can be attributed to increases property value assessments at Franklin Park Distribution Center and Atrium at Alpha. The increase in depreciation and amortization expense relates to increased expenditures for tenant alterations and lease commissions at Franklin Park Distribution Center and Atrium at Alpha. Management fees, as expected, increased due to increased revenues. The decrease in interest expense relates to the Trust's refinancing of the first mortgage debt in November 1994. The interest rate decreased to 8.4%.


Inflation

The effects of inflation did not have a material impact upon the Trust's operations in fiscal year 1995, and are not expected to have a material impact in 1996.

II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         See Exhibit Index on page 12.

     (b) Reports on Form 8-K

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NOONEY REALTY TRUST, INC.

Dated: November 12, 1996                 By: /s/ Gregory J. Nooney, Jr.
                                             -----------------------------------
                                             Gregory J. Nooney, Jr.
                                             Chief Executive Officer

                                            /s/ Patricia A. Nooney
                                            ------------------------------------
                                            Patricia A. Nooney
                                            President and Treasurer

                                 EXHIBIT INDEX

Exhibit Number  Description
--------------  ----------------------------------------------------------------

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