Form 10-K
period 1996-12-31
NOONEY REALTY TRUST INC
filed 1997-03-24
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

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

       Registrant's telephone number, including area code (314) 863-7700

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
-------------------------------------  -----------------------------------------

                None                                Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock - $1.00 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

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

     PICO Holdings, Inc. ("PICO"), PICO's subsidiary, Physicians Insurance Company of Ohio ("Physicians"), Physicians' subsidiary, Sequoia Insurance Company ("Sequoia"), Physicians' indirect subsidiary, American Physicians Life Insurance Company ("APL"), Physicians' subsidiary, Summit Global Management Inc. ("Summit") and Physicians' subsidiary, Physicians Investment Company, which is the parent of APL, filed a joint Schedule 13G with the Securities and Exchange Commission on March 18, 1997. A director of the Company, John R. Hart, on such date was the President and Chief Executive Officer of PICO. Said Schedule 13G disclosed that said entities, collectively, beneficially owned (as defined for 13G purposes) 202,061 shares of the voting stock of the Registrant. Summit stated it had no voting power with respect to the 117,095 shares of the Registrant beneficially owned by Summit. Assuming, based on the foregoing that all of said 202,061 shares of the Registrant are held by an affiliate of the Registrant, then as of March 18, 1997, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $6,366,472.

     As of February 1, 1997, there were 866,624 shares of the Registrant's common stock, par value $1 per share, issued and outstanding.

Documents incorporated by reference:

(1) Portions of the Registrant's 1996 Annual Report to Shareholders are incorporated by reference in Parts I & II of this Annual Report on Form 10-K.

(2) Portions of the Registrant's 1997 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission within 120 days of the Registrant's fiscal year-end are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1: BUSINESS

It should be noted that this 10-K contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Registrant. Actual results could differ materially from those contemplated by such statements.

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

The Registrant will continue to discuss possibilities for expansion with any interested parties in 1997, however, until a proposal is received which management and the Board of Directors considers beneficial to the shareholders, management will continue to manage the properties aggressively to produce the maximum cash flow possible.

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


ITEM 2: PROPERTIES

On March 28, 1985, the Registrant purchased The Atrium at Alpha Business Center ("The Atrium"), an office building located at 2626 East 82nd Street in Bloomington, Minnesota, a suburb of Minneapolis. The Atrium contains approximately 89,000 net rentable square feet and is located, along with a parking lot that will accommodate 336 cars, on a 4.2 acre site. The purchase price of The Atrium was $8,393,716. The Atrium was 95% leased by 25 tenants at year-end.

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

Reference is made to Note 3 of Notes to Financial Statements incorporated by reference to the Registrant's 1996 Annual Report to Shareholders under the heading "Financial Statements and Notes" for a description of the mortgage indebtedness secured by the Registrant's real property investments. Reference is also made to Note 6 of Notes to Financial Statements for a discussion of revenues derived from major tenants.

The following table sets forth certain information as of December 31, 1996, relating to the properties owned by the Registrant.

                                          AVERAGE
                                          ANNUALIZED
                                          EFFECTIVE
                              TOTAL       BASE RENT            PRINCIPAL TENANTS
                     SQUARE   ANNUALIZED  PER SQUARE  PERCENT  OVER 10% OF PROPERTY                 LEASE
PROPERTY             FEET     BASE RENT   FOOT        LEASED   SQUARE FOOTAGE                       EXPIRATION
-------------------  -------  ----------  ----------  -------  -----------------------------------  ----------

Atrium At Alpha                                                Case Corp. (23%)                     1999
Business Center       89,000  $1,125,150  $13.16       95%     Travel Realty Corp. (20%)            2001

Applied
Communications Inc.
Building              70,000  $  909,996  $13.00      100%     Applied Communications, Inc. (100%)  1999

Franklin Park                                                  Household Finance (57%)              1999
Distribution Center  162,000  $  493,305  $ 3.04      100%     Golden Dipt Co.  (43%)               1998



ITEM 3: LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Shareholders during the fourth quarter of fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Registrant. These officers have been elected to terms which expire on May 12, 1997:

                                                                   Has served as
           Name                         Position              Age  officer since
-------------------------  ---------------------------------  ---  -------------

Gregory J. Nooney, Jr.(1)  Chairman of the Board               66      1984
                           and Chief Executive Officer

Patricia A. Nooney (1)     President, Secretary and            40      1990
                           Treasurer

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


                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The information required by Item 201 of Regulation S-K is incorporated by reference to the Registrant's 1996 Annual Report to Shareholders under the headings "Market Information" and "Dividends".


ITEM 6: SELECTED FINANCIAL DATA

The information required by Item 301 of Regulation S-K is incorporated by reference to the Registrant's 1996 Annual Report to Shareholders under the heading "Financial Highlights".

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 303 of Regulation S-K is incorporated by reference to the Registrant's 1996 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Registrant are incorporated by reference to the Registrant's 1996 Annual Report to Shareholders. Financial Statement Schedules are filed herewith as Exhibit 99.1 and are incorporated herein by reference. The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 401 and Item 405 of Regulation S-K regarding nominees and directors is incorporated by reference to the Registrant's 1997 Notice of Annual Meeting of Shareholders and Proxy Statement (the "1997 Proxy Statement") under the heading "Election of Directors". Information regarding executive officers is set forth in Part I of this report.


ITEM 11: EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated by reference to the Registrant's 1997 Proxy Statement under the heading "Executive Compensation".


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K is incorporated by reference to the Registrant's 1997 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management".


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is incorporated by reference to the Registrant's 1997 Proxy Statement under the heading "Certain Business Relationships".

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

    1. Financial Statements:

       The financial statements of the Registrant are incorporated by reference to the Registrant's 1996 Annual Report to Shareholders.


    2. Financial Statement Schedules (filed herewith as Exhibit 99.1):

       Schedule III - Real Estate and Accumulated Depreciation

       All other schedules are omitted because they are inapplicable or not required under the instructions.

    3. Exhibits:

       See Exhibit Index on Page 11.

(b) Reports on Form 8-K:

    During the last quarter of the period covered by this report, the Registrant filed no reports on Form 8-K.

(c) Exhibits:

    See Exhibit Index on Page 11.

(d) Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NOONEY REALTY TRUST, INC.

Date: March 24, 1997                     By: Gregory J. Nooney, Jr.
                                             -----------------------------------
                                             Gregory J. Nooney, Jr.
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.

                                         Gregory J. Nooney, Jr.
                                         ---------------------------------------
                                         Gregory J. Nooney, Jr.
                                         Chief Executive Officer and Director

                                         Patricia A. Nooney
                                         ---------------------------------------
                                         Patricia A. Nooney
                                         President, Secretary, Treasurer and
                                         Director

                                         Gene K. Beare
                                         ---------------------------------------
                                         Gene K. Beare
                                         Director

                                         Bruce P. Hayden
                                         ---------------------------------------
                                         Bruce P. Hayden
                                         Director

                                         James P. Ingram
                                         ---------------------------------------
                                         James P. Ingram
                                         Director

                                         Robert E. Kresko
                                         ---------------------------------------
                                         Robert E. Kresko
                                         Director

                                         John R. Hart
                                         ---------------------------------------
                                         John R. Hart
                                         Director

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

10.3 Dividend Reinvestment Plan is incorporated by reference to pages A-1 - A-3 of the Prospectus of the Registrant dated September 25, 1984, as supplemented and filed pursuant to Rule 424(c) under the Securites Act of 1933 (File No. 2-91851).

10.4 Management Contract between the Registrant and Nooney Management Company (now Nooney Krombach Company) dated March 28, 1985, is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 0-13754).

13 1996 Annual Report to Shareholders. Except for those portions expressly incorporated by reference in this Form 10-K, the 1996 Annual Report to Shareholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K.

27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

99.1            Financial Statement Schedules.