Form 10-K/A
period 1996-12-31
NOONEY REALTY TRUST INC
filed 1997-04-17
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                                        NOONEY REALTY TRUST, INC.

Date: April 17, 1997                    By: /s/ Gregory J. Nooney, Jr.
                                            ------------------------------------
                                            Gregory J. Nooney, Jr.
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 17, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.


                                        /s/ Gregory J. Nooney, Jr.
                                        ----------------------------------------
                                        Gregory J. Nooney, Jr.
                                        Chief Executive Officer
                                        and Director

                                        /s/  Patricia A. Nooney
                                        ----------------------------------------
                                        Patricia A. Nooney
                                        President, Secretary,
                                        Treasurer and Director

                                        /s/  Gene K. Beare
                                        ----------------------------------------
                                        Gene K. Beare
                                        Director

                                        /s/  Bruce P. Hayden
                                        ----------------------------------------
                                        Bruce P. Hayden
                                        Director

                                        /s/  James P. Ingram
                                        ----------------------------------------
                                        James P. Ingram
                                        Director

                                        /s/  Robert E. Kresko
                                        ----------------------------------------
                                        Robert E. Kresko
                                        Director

                                        /s/   John R. Hart              .
                                        ----------------------------------------
                                        John R. Hart
                                        Director

                                  EXHIBIT INDEX

Exhibit Number Description
-------------- -----------------------------------------------------------------

13 1996 Annual Report to Shareholders. Except for those portions expressly incorporated by reference in this Form 10-K, the 1996 Annual Report to Shareholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K.