Form 10-Q
period 1997-03-31
NOONEY REALTY TRUST INC
filed 1997-05-15
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended         March 31, 1997
                             ---------------------------------------------------
                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from          to
                              ---------    -------------------------------------

                         Commission file number 0-13754

                            NOONEY REALTY TRUST, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Missouri                                      43-1339136
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

7701 Forsyth Boulevard, St. Louis, Missouri                      63105
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ].

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

PART I
Item 1 - Financial Statements:

                            NOONEY REALTY TRUST, INC.
                        (A REAL ESTATE INVESTMENT TRUST)
                                 BALANCE SHEETS

                                                          March 31,              December 31,
                                                            1997                     1996
                                                        (Unaudited)
                                                       --------------          --------------
ASSETS:

     Cash                                              $      644,288          $      641,127
     Accounts receivable                                      286,112                 353,619
     Prepaid expenses                                         101,283                  29,266
     Investment property, at cost:
         Land                                               2,568,955               2,568,955
         Buildings and improvements                        17,593,831              17,593,831
                                                       --------------          --------------
                                                           20,162,786              20,162,786

         Less accumulated depreciation                      6,096,615               5,948,166
                                                       --------------          --------------
                                                           14,066,171              14,214,620

         Deferred expenses - at amortized cost                244,657                 243,006
                                                       --------------          --------------

                                                       $   15,342,511          $   15,481,638
                                                       ==============          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses             $      399,789          $      370,347
     Mortgage notes payable                                 4,808,592               4,830,236
     Refundable tenant deposits                                36,600                  36,600
                                                       --------------          --------------

         Total liabilities                                  5,244,981               5,237,183
                                                       --------------          --------------

Shareholders' Equity:
     Common Stock, $1 par value;
         Authorized, 5,000,000 shares; Issued and
         outstanding, 866,624 in 1996 and 1995                866,624                 866,624
     Additional paid-in capital                            14,252,532              14,252,532
     Distributions in excess of net income                 (5,021,626)             (4,874,701)
                                                       --------------          --------------


     Total Shareholder's Equity                            10,097,330              10,244,455
                                                       --------------          --------------

                                                       $   15,342,511          $   15,481,638
                                                       ==============          ==============


                        SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


                            NOONEY REALTY TRUST, INC.
                        (A REAL ESTATE INVESTMENT TRUST)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Three Months Ended
                                                       March 31,             March 31,
                                                         1997                  1996
                                                      ----------            -----------
REVENUES:

     Rental and other income                          $  741,602            $   722,826
     Interest                                              2,559                  3,647
                                                      ----------            -----------
                                                         744,161                726,473

EXPENSES:

     Interest                                            101,284                103,022
     Depreciation and amortization                       170,318                179,243
     Real estate taxes                                   139,608                154,739
     Advisory fee                                         29,502                 29,226
     Property management fees paid to
         Nooney Krombach Company                          29,054                 26,965
     Trustee Fees                                         11,715                  3,913
     Cleaning & Supplies                                  31,607                 32,552
     Payroll                                              22,019                 18,528
     Insurance                                            17,811                 17,921
     Utilities                                            67,376                 66,466
     Professional Services                                27,152                  8,319
     Snow Removal                                          8,506                 11,532
     Operating expenses                                   44,477                 49,770
                                                      ----------            -----------

                                                         700,429                702,196
                                                      ----------            -----------

EARNINGS FROM OPERATIONS                              $   43,732            $    24,277
                                                      ==========            ===========


EARNINGS PER SHARE                                    $     0.05            $      0.03
                                                      ==========            ===========



                         SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS



                            NOONEY REALTY TRUST, INC.

                        (A REAL ESTATE INVESTMENT TRUST)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)


                                              COMMON STOCK            ADDITIONAL       DISTRIBUTION
                                                NUMBER OF               PAID-IN        IN EXCESS OF
                                             SHARES     AMOUNT          CAPITAL         NET INCOME
                                           ---------  ---------      ------------      ------------

Balance, January 1, 1997                    866,624   $ 866,624      $ 14,252,532      $ (4,874,701)

Earnings from Operations                                                                     43,732

Distributions to Shareholders                                                              (190,657)
                                          ---------   ---------      ------------      ------------

Balance, March 31, 1997                     866,624   $ 866,624      $ 14,252,532      $ (5,021,626)
                                          =========   =========      ============      ============














                             SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS




                            NOONEY REALTY TRUST, INC.
                        (A REAL ESTATE INVESTMENT TRUST)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                            March 31,               March 31,
                                                                              1997                    1996
                                                                           ----------               ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings from operations                                              $   43,732               $  24,277
     Adjustments to reconcile earnings from
     operations to net cash provided by operating activities:
         Depreciation and amortization                                        170,318                 179,243

         Changes in assets and liabilities:
             Decrease (Increase) in accounts receivable                        67,507                 (31,713)
             Increase in prepaid expenses                                     (72,017)                (16,193)
             Decrease (Increase) in deferred expenses                         (23,520)                  1,855
             Increase in accounts payable and accrued expenses                 29,442                  68,671
                                                                           ----------               ---------

             Total Adjustments                                                171,730                 201,863
                                                                           ----------               ---------

         Net cash provided by operating activities                            215,462                 226,140
                                                                           ----------               ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions to shareholders                                      (190,657)               (173,325)
     Payments on mortgage notes payable                                       (21,644)                (19,906)
                                                                           ----------               ---------

         Net cash used in financing activities                               (212,301)               (193,231)
                                                                           ----------               ---------


NET INCREASE IN CASH                                                            3,161                  32,909
CASH, Beginning of period                                                     641,127                 517,317
                                                                           ----------               ---------

CASH, End of period                                                        $  644,288               $ 550,226
                                                                           ==========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION - Cash paid during period for interest                    $  101,284               $ 103,022




                                   SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                       5

                            NOONEY REALTY TRUST, INC.

                        (A REAL ESTATE INVESTMENT TRUST)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NOTE A:

Refer to the Registrant's financial statements for the year ended December 31, 1996, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

NOTE C:

The Registrant has employed Nooney Advisors, Ltd., a Missouri limited partnership, to serve as the Registrant's investment and financial counselor and to supervise the day-to-day operations of the Registrant. Certain General Partners of Nooney Advisors, Ltd. are also officers and directors of the Registrant. Advisory fees of $29,502 and $29,226 were paid to Nooney Advisors, Ltd. for the three months ended March 31, 1997 and 1996, respectively.

The Registrant's properties are managed by Nooney Krombach Company, a wholly owned subsidiary of Nooney Company. Certain officers and directors of the Registrant are also officers and directors of Nooney Company or one of its subsidiaries.

NOTE D:

The earnings per share for the three months ended March 31, 1997 and 1996 has been computed based on 866,624 shares, the number outstanding during the periods.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash on hand as of March 31, 1997, is $644,288 an increase of $3,161 from the year ended December 31, 1996. During the first quarter, the operations of the properties provided cash flow of $215,462 of which the Trust used to pay a dividend of $.22 per share to shareholders and made payments on its mortgage notes payable of $21,644. Based on the current cash position and the properties= ability to provide operating cash flow, the Trust expects the properties to fund anticipated capital expenditures for the remainder of 1996. The anticipated capital expenditures by property are as follows:

                                    Leasing Capital   Other Capital      Total
                                    ---------------   -------------   ----------
Atrium at Alpha Business Center          $216,081         $33,000       $249,081
Applied Communications Building                 0               0              0
Franklin Park Distribution Center               0          15,000         15,000
                                     ------------      ----------      ---------
                                         $216,081         $48,000       $264,081

Leasing Capital at Atrium at Alpha Business Center is for tenant improvements and lease commissions for new and renewal tenants. Other Capital is anticipated for heating, ventilation & air conditioning control boards and new restroom faucets and countertops. At Franklin Park Distribution Center, a $15,000 contingency reserve has been set up.

Results of Operations

The results of operations for the Trust's properties for the quarters ended March 31, 1997 and 1996 are detailed in the schedule below. Revenues and expenses of the Trust are excluded.


                                                                   Franklin Park                   Applied
                                           Atrium at Alpha          Distribution                Communications
       1997                                Business Center             Center                      Building
       ----                               ----------------     --------------------           -----------------

Revenues                                         $ 293,932               $  188,910                   $ 265,722
Expenses                                           251,425                  145,176                     211,787
                                                 ---------               ----------                   ---------

Net Income                                       $  42,507               $   43,734                   $  53,935

Depreciation and Amortization                       81,231                   44,546                      40,359
                                                 ---------               ----------                   ---------

Funds from Operations                            $ 123,738               $   88,280                   $  94,294
                                                 =========               ==========                   =========

       1996
       ----
Revenues                                         $ 278,437               $  187,337                   $ 255,196
Expenses                                           265,011                  146,196                     219,149
                                                 ---------               ----------                   ---------

Net Income                                       $  13,426               $   41,141                   $  36,047

Depreciation and Amortization                       82,975                   44,546                      47,601
                                                 ---------               ----------                   ---------

Funds from Operations                            $  96,401               $   85,687                   $  83,648
                                                 =========               ==========                   =========

                                       7

At Atrium at Alpha Business Center revenues increased $15,495 or 5.6% when comparing first quarter 1997 to the first quarter of 1996. The increase in revenue can be attributable to an increase in base rental rates ($12,563) and an increase in electric income ($2,089). Expenses decreased 5% or $13,586 when comparing the first quarter of 1997 to the first quarter end of 1996. This decrease in expenses can be attributable to a decrease in the real estate tax expense ($14,450), slightly offset by an increase in the common area expenses ($4,000). At Franklin Park Distribution Center, the operating results for the first quarter of 1997 were stable when compared to the first quarter of 1996. Revenues increased less than 1% and operating expenses decreased less than 1%. At the Applied Communications Building in Omaha, Nebraska, revenues increased $10,526 or 4% when comparing the first quarter of 1997 to the first quarter of 1996. This increase in revenue relates to the annual base rent escalation built in to the single tenant's lease as well as an increase in the escalation income ($2,635). Expenses decreased at the Applied Communications Building due to a decrease in the amortization expense ($7,242).

The occupancy levels at the Trust's properties during the first quarter remain at a high level. These levels can be attributable to the Trust's ability to renew the properties major tenants as their leases mature. The occupancy levels at March 31, 1997, 1996 and 1995 are as follows:

                                        Occupancy levels as of March 31,
         Property                            1997     1996    1995
         --------                            ----     ----    ----

Atrium at Alpha Business Center               95%      99%     94%
Franklin Park Distribution Center            100%     100%    100%
Applied Communications Building              100%     100%    100%


During the first quarter of 1997, leasing activity at the Atrium at Alpha Business Center consisted of one tenant renewing their lease for 1,318 square feet. Occupancy at March 31, 1997, was 95% compared to 99% at March 31, 1996. The Trust anticipates re-leasing space during the second quarter to bring occupancy up once again. The property has two major tenants, one which leases 20% of the building with a lease expiring July 2001. The other major tenant occupies 23% of the building with leases expiring March 1997, May 1997 and May 1999. The tenant has vacated the portion of the space which expired at the end of the quarter, March 31, 1997, and they will be vacating the space that is under the lease expiring May 1997.

Franklin Park Distribution Center is currently fully leased by two tenants. The larger of the two tenants occupies approximately 57% of the building while the other occupies approximately 43% of the building. The leases expire in December 1999 and June 1998, respectively.

The Applied Communications Building has a single tenant who occupies the entire building. The tenant's lease expires August 1999.

1997 Comparisons

As of March 31, 1997, the Trust's consolidated revenues are $744,161 an increase of $17,688 when compared to the results of the first quarter ended March 31, 1996. The increase in revenues is attributable to increases in rental income at the Atrium at Alpha Business Center and the Applied Communications Building. The increase in rental income at the Atrium Building is due to increases in the base rental rate ($12,563) and electric income ($2,089). At the Applied Communications Building, the increases in rental income is due to the rent step up built into the lease ($7,002) and an increase in escalation income ($2,635). The increases in income at these two properties are offset by an increase in the rent concession adjustment ($8,719) recorded at the trust.

During the first quarter ended March 31, 1997 consolidated expenses were $700,429 compared to $702,196 for the first quarter ended March 31, 1996. Consolidated expenses decreased $1,767 or less than 1%.

1996 Comparisons

As of March 31, 1996, the Trust's consolidated revenues were $726,473 an increase of $28,637 when compared to the results of the first quarter ended March 31, 1995. The increase in revenues was attributable to increases in rental income. Rental income increased $24,562 when comparing March 31, 1996 to March 31, 1995. The properties that contributed a majority of the increase in rental income were the Applied Communications Building ($6,999) and Atrium at Alpha ($17,563). The increase at Applied Communications Building was attributable to rent step-ups for the single tenant user. The increase at Atrium at Alpha was a direct result of an increase in occupancy when comparing occupancy at March 31, 1996 to occupancy at March 31, 1995.

During the first quarter ended March 31, 1996 consolidated expenses were $702,196 compared to $661,079 for the first quarter ended March 31, 1995. Consolidated expenses increased $41,117 or 6.2%. The increase in consolidated expenses was attributable to an increase in real estate taxes along with an increase in operating expenses. The increase in real estate taxes was attributed to an accrual adjustment made in January to properly state the property's real estate tax liability. Operating expenses increased $14,150 or 7.3%. The increase relates to several expense categories and they are as follows: repairs and maintenance ($5,869), snow removal ($3,515), administrative costs ($3,265) and cleaning ($2,501).

Inflation

The effects of inflation did not have a material impact upon the Trust's operations in fiscal year 1996 and are not expected to have material impact in 1997.

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


                                   NOONEY REALTY TRUST, INC.


Dated:   May 15, 1997              By: /s/ Gregory J. Nooney, Jr.
                                       -----------------------------------------
                                       Gregory J. Nooney, Jr.
                                       Chief Executive Officer


                                       /s/  Patricia A. Nooney
                                       -----------------------------------------
                                       Patricia A. Nooney
                                       President and Treasurer

                                  EXHIBIT INDEX


Exhibit Number   Description
--------------   ---------------------------------------------------------------
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