Form 10-Q
period 1997-06-30
NOONEY REALTY TRUST INC
filed 1997-08-14
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter period ended June 30, 1997

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 1997 there were 866,624 shares of the Registrant's common stock, par value $1 per share, issued and outstanding.

PART I

Item 1 - Financial Statements:

                            NOONEY REALTY TRUST, INC.
                        (A REAL ESTATE INVESTMENT TRUST)

                                 BALANCE SHEETS

                                                     June 30,     December 31,
                                                       1997           1996
                                                   ------------   ------------
                                                    (Unaudited)
ASSETS:

     Cash ........................................  $    419,360   $    641,127
     Accounts receivable .........................       282,804        353,619
     Prepaid expenses ............................        51,273         29,266
     Investment property, at cost:
         Land ....................................     2,568,955      2,568,955
         Buildings and improvements ..............    17,725,315     17,593,831
                                                    ------------   ------------
                                                      20,294,270     20,162,786

         Less accumulated depreciation ...........    (6,257,327)    (5,948,166)
                                                    ------------   ------------
                                                      14,036,943     14,214,620

         Deferred expenses - at amortized cost ...       250,093        243,006
                                                    ------------   ------------

                                                    $ 15,040,473   $ 15,481,638
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses .......  $    406,018   $    370,347
     Mortgage notes payable ......................     4,786,490      4,830,236
     Refundable tenant deposits ..................        45,790         36,600
                                                    ------------   ------------

         Total liabilities .......................     5,238,298      5,237,183
                                                    ------------   ------------

Shareholders' Equity:
     Common Stock, $1 par value;
         Authorized, 5,000,000 shares; Issued and
         outstanding, 866,624 in 1996 and 1995 ...       866,624        866,624
     Additional paid-in capital ..................    14,252,532     14,252,532
     Distributions in excess of net income .......    (5,316,981)    (4,874,701)
                                                    ------------   ------------

     Total Shareholder's Equity ..................     9,802,175     10,244,455
                                                    ------------   ------------

                                                    $ 15,040,473   $ 15,481,638
                                                    ============   ============

                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                 NOONEY REALTY TRUST, INC.
                              (A REAL ESTATE INVESTMENT TRUST)

                                  STATEMENTS OF OPERATIONS
                                        (UNAUDITED)
                                           Three Months Ended         Six Months Ended
                                       -------------------------  -------------------------
                                         June 30,      June 30,     June 30,      June 30,
                                           1997          1996         1997         1996
                                       -----------   -----------  -----------   -----------

REVENUES:
     Rental and other income ........  $   746,845   $   712,899  $ 1,488,447   $ 1,435,726
     Interest .......................        2,776         4,340        5,335         7,987
                                       -----------   -----------  -----------   -----------
                                           749,621       717,239    1,493,782     1,443,713

EXPENSES:

     Interest .......................      100,826       102,601      202,110       205,623
     Depreciation and amortization ..      187,198       178,722      357,516       357,964
     Real estate taxes ..............      139,608       135,131      279,216       289,870
     Professional services ..........      125,431        10,535      152,583        18,855
     Electric .......................       63,658        63,820      113,388       115,927
     Advisory fee ...................       29,876        29,424       59,378        58,650
     Property management fees paid to
         Nooney Krombach Company ....       28,231        26,611       57,285        53,576
     Cleaning .......................       26,601        28,598       52,206        56,736
     Payroll ........................       22,703        16,610       44,512        34,426
     Repairs & maintenance ..........       33,082        11,383       43,124        27,617
     Insurance ......................       18,676        16,615       36,487        34,536
     Office expense .................       12,613        15,356       18,267        22,121
     Other operating expenses .......       65,815        52,329      138,675       114,029
                                       -----------   -----------  -----------   -----------

                                           854,318       687,735    1,554,747     1,389,930
                                       -----------   -----------  -----------   -----------

EARNINGS (LOSS) FROM OPERATIONS .....  $  (104,697)  $    29,504  $   (60,965)  $    53,783
                                       ===========   ===========  ===========   ===========

EARNINGS (LOSS) PER SHARE ...........  $     (0.12)  $      0.03  $     (0.07)  $      0.06
                                       ===========   ===========  ===========   ===========

                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                            NOONEY REALTY TRUST, INC.
                        (A REAL ESTATE INVESTMENT TRUST)

                        STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

                                     COMMON STOCK
                                 --------------------   ADDITIONAL  DISTRIBUTION
                                 NUMBER OF               PAID-IN    IN EXCESS OF
                                   SHARES     AMOUNT     CAPITAL     NET INCOME
                                 ---------  ---------  -----------  ------------
Balance, January 1, 1997.......    866,624   $866,624  $14,252,532  $(4,874,701)
Loss from Operations...........                                         (60,965)
Distributions to Shareholders..                                        (381,315)
Balance, June 30, 1997.........    866,624   $866,624  $14,252,532  $(5,316,981)
                                 =========  =========  ===========  ============

                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                              NOONEY REALTY TRUST, INC.
                           (A REAL ESTATE INVESTMENT TRUST)

                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                                                  Six Months Ended
                                                                 June 30,    June 30,
                                                                   1997        1996
                                                                ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings (Loss) from operations ...........................$ (60,965)  $  53,782
     Adjustments to reconcile earnings (loss) from
     operations to net cash provided by operating activities:
         Depreciation and amortization .........................  357,516     357,964

         Changes in assets and liabilities:
             Decrease (Increase) in accounts receivable ........   70,815      21,315
             (Increase) decrease in prepaid expenses ...........  (22,007)     29,421
             Decrease (Increase) in deferred expenses ..........  (55,442)      1,598
             (Decrease) Increase in tenant deposits ............    9,190     (13,340)
             Increase in accounts payable and accrued expenses .   35,671         816
                                                                ---------   ---------
             Total Adjustments .................................  395,743     397,774
                                                                ---------   ---------
         Net cash provided by operating activities .............  334,778     451,556
                                                                ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Adjustments to investment property ........................ (131,484)     (8,595)
                                                                ---------   ---------
     Net cash used in investing activities ..................... (131,484)     (8,595)
                                                                ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions to shareholders ........................ (381,315)   (346,650)
     Payments on mortgage notes payable ........................  (43,746)    (40,233)

         Net cash used in financing activities ................. (425,061)   (386,883)
                                                                ---------   ---------

NET INCREASE (DECREASE) IN CASH ................................ (221,767)     56,078

CASH, Beginning of period ......................................  641,127     517,317
                                                                ---------   ---------

CASH, End of period ............................................$ 419,360   $ 573,395
                                                                =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION - Cash paid during period for interest ........$ 202,110   $ 205,623
                                                                =========   =========

                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                            NOONEY REALTY TRUST, INC.
                        (A REAL ESTATE INVESTMENT TRUST)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


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

NOTE B:

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant has employed Nooney Advisors, Ltd., a Missouri limited partnership, to serve as the Registrant's investment and financial counselor and to supervise the day-to-day operations of the Registrant. The agreement between the Registrant and Nooney Advisors, Ltd. has been renewed for a period of one year effective April 1, 1997. Certain General Partners of Nooney Advisors, Ltd. are also officers and directors of the Registrant. Advisory fees of $29,876 and $59,378 were paid to Nooney Advisors, Ltd. for the three and six months ended June 30, 1997. Advisory fees of $29,424 and $58,650 were paid to Nooney Advisors, Ltd. for the three and six months ended June 30, 1996, respectively.

The Registrant's properties are managed by Nooney Krombach Company, a wholly owned subsidiary of Nooney Company. Certain officers and directors of the Registrant are also officers and directors of Nooney Company or one of its subsidiaries.

NOTE D:

The earnings per share for the three and six months ended June 30, 1997 and 1996 has been computed based on 866,624 shares, the number outstanding during the periods.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It should be noted that this 10-Q contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Registrant. Actual results could differ materially from those contemplated by such statements.


Liquidity and Capital Resources

Cash on hand as of June 30, 1997 is $419,360, a decrease of $221,767 from the year end December 31, 1996. During the first six months of 1997 the operations of the properties provided cash flow of $334,778. The Trust paid a dividend of $.22 per share in each of the first two quarters and reduced the mortgage debt by $43,746. The Trust paid capital expenditures at the properties of $131,484 during the first six months of 1997. The Trust paid approximately $111,000 in legal fees during the second quarter in connection with a lawsuit filed by a shareholder, on preparation of materials for a Special Board of Directors meeting, and on legal review of proxy materials. Refer to Item 1 of Part II. Other Information on page 11 of this report for additional information on this lawsuit. Based on the current cash position and the properties' ability to provide operating cash flow, the Trust expects the properties to fund capital expenditures for the remainder of 1997. The anticipated capital expenditures by property are as follows:

                                   Leasing Capital  Other Capital      Total
                                   ---------------  -------------  -------------
Atrium at Alpha Business Center            $69,500        $17,400       $ 86,900
Applied Communications Building                  0              0              0
Franklin Park Distribution Center                0         15,000         15,000
                                   ---------------  -------------  -------------
                                           $69,500        $32,400       $101,900
                                   ===============  =============  =============

The leasing capital at Atrium at Alpha includes funds for tenant alterations and lease commissions for new and renewal tenants. Other Capital at Atrium at Alpha will be expended for restroom fixtures and faucets and heating, ventilation and air conditioning control boards. At Franklin Park Distribution Center, a capital contingency reserve has been established.


Results of Property Operations

The results of operations for the Trust's properties for the quarters ended June 30, 1997 and 1996 are detailed in the schedule below. Expenses of the Trust are excluded.


Funds from Operations

The white paper on Funds from Operations approved by the board of governors of NAREIT in March 1995 defines funds from operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures. The Trust computes Funds from Operations in accordance with the standards established by the white paper which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds from Operations do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, distributions, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Trust financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Trust liquidity, nor is it indicative of funds available to fund the Trust cash needs including its ability to make distributions. The Trust believes Funds from Operations are helpful to investors as measures of the performance of the Trust because along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of the ability of the Trust to incur and service debt and make capital expenditures.

                                                   Franklin Park     Applied
                                  Atrium at Alpha   Distribution  Communications
                                  Business Center      Center        Building
                                  ---------------  -------------  --------------
              1997
--------------------------------

Revenues .......................     $    295,542   $    184,065    $    271,524
Expenses .......................          273,672        154,948         235,445
                                  ---------------  -------------  --------------
Net Income .....................           21,870         29,117          36,079
Depreciation and Amortization ..           90,869         44,546          47,601
                                  ---------------  -------------  --------------
Funds from Operations ..........     $    112,739   $     73,663    $     83,680
                                  ===============  =============  ==============

             1996
--------------------------------
Revenues .......................     $    274,508   $    188,632    $    249,289
Expenses .......................          242,128        142,934         231,501
                                  ---------------  -------------  --------------
Net Income .....................           32,380         45,698          17,788
Depreciation and Amortization ..           82,453         44,546          47,601
                                  ---------------  -------------  --------------
Funds from Operations ..........     $    114,833   $     90,244    $     65,389
                                  ===============  =============  ==============

Net income at Atrium at Alpha for the quarters ended June 30, 1997 and 1996 is $21,870 and $32,380, respectively. Revenues increased $21,034 from increases in rental income due to higher base rental rates and escalation income. Expenses increased approximately $31,000 due to increases in electric, administrative costs, repairs and maintenance - building, real estate taxes and amortization. Revenue at Franklin Park Distribution Center were relatively stable when comparing the two quarters. Expenses increased $12,041 due to an adjustment made for incorrect postings in the prior year. A combination of expenses increasing and revenues decreasing resulted in net income decreasing $16,581 when comparing the two quarters. The slight decrease in net income can be attributable to a decrease in revenue because common area maintenance reimbursements were lower due to lower expenses. At the Applied Communications Building, revenues and expenses increased during the quarter ended June 30, 1997 when compared to the quarter ended June 30, 1996. The increase in revenue is due to an increase in escalation income as well as an increase in the base rental income offset by a decrease in electric income. Operating expenses increased slightly when comparing the two quarters due to an increase in repairs and maintenance-building, offset by a decrease in parking lot expenses and supplies-building/cleaning.

Occupancy levels at the Trust's properties during the second quarter remain at a high level. This can be attributable to the Trust's ability to renew the properties major tenants as their leases mature. The occupancy levels at June 30, 1997, 1996 and 1995 are as follows:

                                                 Occupancy levels as of June 30,
                   Property                         1997       1996       1995
-----------------------------------------------  ---------  ---------  ---------

Atrium at Alpha Business Center                        93%        95%        95%
Franklin Park Distribution Center                     100%       100%       100%
Applied Communications Building                       100%       100%       100%

The leasing activity at Atrium at Alpha during the second quarter resulted in a decrease in occupancy by 2% to 93% as of June 30, 1997. During the quarter, three tenants signed new leases to occupy 11,836 square feet. Existing tenants renewed leases for 3,219 square feet and one tenant vacated 14,200 square feet. The building has two major tenants who lease approximately 11% and 20% of the available space with leases expiring in 1999 and 2001, respectively.

Franklin Park Distribution Center currently is fully leased by two tenants. The larger of the two tenants occupies approximately 57% of the building while the other occupies approximately 43% of the building. These leases expire in December 1999 and June 1998, respectively.

The Applied Communications Building has a single tenant who occupies the entire building. The tenant's lease expires August 1999.


1997 Comparisons

As of June 30, 1997, the Trust's consolidated revenues for the quarter ended and six month period ended are $749,621 and $1,493,782, respectively, an increase of $32,382 and $50,069 when compared to the results of the same periods ended June 30, 1996. The increase in revenues for the three and six month periods ended can be attributable to increases in base rental income $16,790 and $36,355 and escalation income $28,874 and $32,135 when compared to the three and six months ended June 30, 1996. The increase in incomes is attributable to the Atrium at Alpha Business Center and the Applied Communications Building.

Consolidated expenses are $854,318 and $1,554,747 for the quarter ended and the six month period ended June 30, 1997, respectively. For the same periods ended June 30, 1996, consolidated expenses were $687,735 and $1,389,930. Consolidated expenses increased $166,583 for the three month period ended June 30, 1997 when compared to June 30, 1996. Consolidated expenses increase $164,817 when comparing the six months ended June 30, 1997, to the six month period ended June 30, 1996. The increase in consolidated expenses for the three month period ended June 30, 1997 can be attributable to increases in professional services ($114,896), repairs and maintenance ($21,699), depreciation and amortization ($8,476) and payroll ($6,093). The increase in expenses for the six month period ending June 30, 1997 can be attributable to increases in professional services ($133,728), other operating expenses ($24,646), repairs and maintenance ($15,506) and payroll ($10,087), partially offset by decreases in real estate taxes ($10,653) and interest ($3,512). The most significant increase is in professional services which is due to the legal fees incurred in connection with the lawsuit filed against the Trust by one of its shareholders. Legal fees were incurred for preparation and advice to the board of directors in connection with a special meeting held during the second quarter, appearance in court and preparation of court materials in defense of the suite, and review of proxy materials prior to mailing to shareholders. A more complete description of the lawsuit can be found by referring to Item 1 of Part II. Other Information on page 11 of this report. The legal fees incurred in connection with this lawsuit were approximately $111,000 or $.13 per share for the three month period ended June 30, 1997.

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


Inflation

The effects of inflation did not have a material impact upon the Trust's operations.

PART II. OTHER INFORMATION

Item 1. Litigation

On June 5, 1997, Kelcor, Inc., a shareholder of the Trust filed a lawsuit in the Circuit Court of St. Louis County, Missouri, against the Trust. The lawsuit sought, among other things, (i) a Declaratory Judgement to the effect that all excess shares owned by the PICO group (another shareholder) are not entitled to vote, or to be considered in determining the presence of a quorum, on any matter on which shares of the Trust are otherwise permitted to vote, and (ii) an Injunction in joining the Trust from, among other things, soliciting or voting any proxies in connection with any special or annual meeting of the shareholders and conducting any special or annual meeting of shareholders of the Trust. Kelcor also filed a motion for a temporary restraining order to prevent the Trust from the soliciting proxies in connection with any Special or Annual Meeting of Shareholders and to prevent the Trust from conducting any Special Meeting or Annual Meeting of Shareholders.

On June 6, 1997, the Court denied Kelcor's motion for a temporary restraining order and set June 13, 1997 as the date for a hearing on Kelcor's motion for the injunction described above. On June 13, 1997, the judge instructed the two parties to work to reach a settlement. On June 24, 1997, the Trust and Kelcor, agreed, among other things, to postpone the Annual Meeting of Shareholders scheduled for July 3, 1997 and to schedule a Special Meeting of Shareholders for August 8, 1997 only to consider and vote upon the Bylaw Amendment. Refer to proxy statement filed July 9, 1997 for complete description of the Bylaw Amendment.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            See Exhibit Index.

        (b) Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NOONEY REALTY TRUST, INC.

Dated:   August 14, 1997                By: /s/ Gregory J. Nooney, Jr.
                                            ------------------------------------
                                            Gregory J. Nooney, Jr.
                                            Chief Executive Officer

                                            /s/ Patricia A. Nooney
                                            ------------------------------------
                                            Patricia A. Nooney
                                            President and Treasurer

                                  EXHIBIT INDEX

Exhibit Number  Description
--------------  ----------------------------------------------------------------

3.1 Articles of Incorporation dated June 12, 1984 are incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-11 under the Securities and Exchange Act of 1933, as amended, (File No. 2-91851)

3.2 Bylaws of the Registrant, as amended, are incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K, for fiscal year ended December 31, 1987, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934, as amended, (File No. 0-13754)

27 Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)