Form 10-Q
period 1997-09-30
NOONEY REALTY TRUST INC
filed 1997-11-14
CIK 748580

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               ---------------

                                 FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended          September 30, 1997
                             --------------------------------------------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from
                               ---------------------  -------------------------

                   Commission file number      0-13754
                                          -----------------

                           NOONEY REALTY TRUST, INC.
-------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

           Missouri                                   43-1339136
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri              63105
---------------------------------------------     -------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (314) 863-7700
                                                    ---------------------------

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
                                                    -------     -----

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDING DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes        No
                               ------    ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1997 there were 866,624 shares of the Registrant's common stock, par value $1 per share, issued and outstanding.

PART I
Item 1 - Financial Statements:
------------------------------

                                     NOONEY REALTY TRUST, INC.
                                     -------------------------

                                 (A REAL ESTATE INVESTMENT TRUST)
                                 --------------------------------

                                          BALANCE SHEETS
                                          --------------
                                                              Sept. 30,              December 31,
                                                                1997                     1996
ASSETS:                                                      (Unaudited)
                                                             -----------             ------------
   Cash                                                      $   455,209             $   641,127
   Accounts receivable                                           294,379                 353,619
   Prepaid expenses                                              131,312                  29,266
   Investment property, at cost:
      Land                                                     2,568,955               2,568,955
      Buildings and improvements                              17,759,277              17,593,831
                                                             -----------             -----------
                                                              20,328,232              20,162,786

      Less accumulated depreciation                           (6,418,067)             (5,948,166)
                                                             -----------             -----------
                                                              13,910,165              14,214,620

      Deferred expenses - at amortized cost                      233,091                 243,006
                                                             -----------             -----------

                                                             $15,024,156             $15,481,638
                                                             ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Accounts payable and accrued expenses                     $   540,948             $   370,347
   Mortgage notes payable                                      4,763,921               4,830,236
   Refundable tenant deposits                                     45,790                  36,600
                                                             -----------             -----------

      Total liabilities                                        5,350,659               5,237,183
                                                             -----------             -----------

Shareholders' Equity:
   Common Stock, $1 par value;
      Authorized, 5,000,000 shares; Issued and
      outstanding, 866,624 in 1997 and 1996                      866,624                 866,624
   Additional paid-in capital                                 14,252,532              14,252,532
   Distributions in excess of net income                      (5,445,659)             (4,874,701)
                                                             -----------             -----------

   Total Shareholders' Equity                                  9,673,497              10,244,455
                                                             -----------             -----------

                                                             $15,024,156             $15,481,638
                                                             ===========             ===========

               SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                            NOONEY REALTY TRUST, INC.
                                            --------------------------

                                         (A REAL ESTATE INVESTMENT TRUST)
                                         --------------------------------

                                             STATEMENTS OF OPERATIONS
                                             ------------------------

                                                    (UNAUDITED)
                                                    -----------
                                                            Three Months Ended                  Nine Months Ended
                                                       Sept. 30,          Sept. 30,        Sept. 30,         Sept. 30,
                                                         1997               1996              1997             1996
                                                      ---------           --------        ----------        ----------
REVENUES:
   Rental and other income                            $ 783,644           $753,231        $2,272,091        $2,188,956
   Interest                                               1,451              4,569             6,786            12,556
                                                      ---------           --------        ----------        ----------
                                                        785,095            757,800         2,278,877         2,201,512

EXPENSES:

   Interest                                             100,360            103,864           302,470           309,487
   Depreciation and amortization                        187,744            176,545           545,260           534,509
   Real estate taxes                                    142,458            151,879           421,674           441,749
   Professional services                                188,601             12,787           341,184            31,640
   Electric                                              81,272             79,804           194,660           195,731
   Advisory fee                                          29,452             29,667            88,830            88,317
   Property management fees paid to
      Nooney Krombach Company                            29,672             28,119            86,957            81,695
   Cleaning                                              27,994             25,465            80,200            82,201
   Payroll                                               21,970             20,247            66,482            54,673
   Repairs & maintenance                                 15,517             14,806            58,641            42,423
   Insurance                                             18,159             18,541            54,646            53,077
   Office expense                                        27,437              5,369            45,704            27,490
   Other operating expenses                              43,137             27,301           181,812           141,334
                                                      ---------           --------        ----------        ----------

                                                        913,773            694,394         2,468,524         2,084,326
                                                      ---------           --------        ----------        ----------

EARNINGS (LOSS) FROM OPERATIONS                       $(128,678)          $ 63,406        $ (189,643)       $  117,186
                                                      =========           ========        ==========        ==========

EARNINGS (LOSS) PER SHARE                             $   (0.15)          $   0.07        $    (0.22)       $     0.14
                                                      =========           ========        ==========        ==========

                                SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                            NOONEY REALTY TRUST, INC.
                                            -------------------------

                                         (A REAL ESTATE INVESTMENT TRUST)
                                         --------------------------------

                                        STATEMENT OF SHAREHOLDERS' EQUITY
                                        ---------------------------------

                                       NINE MONTHS ENDED SEPTEMBER 30, 1997
                                       ------------------------------------

                                                    (UNAUDITED)
                                                    -----------
                                                          COMMON STOCK
                                                          ------------                    ADDITIONAL      DISTRIBUTION
                                                            NUMBER OF                      PAID-IN        IN EXCESS OF
                                                     SHARES            AMOUNT              CAPITAL         NET INCOME
                                                     ------            ------              -------         ----------

Balance, January 1, 1997                             866,624          $866,624           $14,252,532      $(4,874,701)

Loss from Operations                                                                                         (189,643)

Distributions to Shareholders                                                                                (381,315)
                                                     -------          --------           -----------      -----------

Balance, Sept. 30, 1997                              866,624          $866,624           $14,252,532      $(5,445,659)
                                                     =======          ========           ===========      ===========

                             SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                       NOONEY REALTY TRUST, INC.
                                       -------------------------

                                   (A REAL ESTATE INVESTMENT TRUST)
                                   --------------------------------

                                       STATEMENTS OF CASH FLOWS
                                       ------------------------

                                             (UNAUDITED)
                                             -----------
                                                                                   Nine Months Ended
                                                                           Sept. 30,               Sept. 30,
                                                                             1997                    1996
                                                                           ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings (Loss) from operations                                         $(189,643)              $ 117,186
   Adjustments to reconcile earnings (loss) from
   operations to net cash provided by operating activities:
     Depreciation and amortization                                           545,260                 534,509

     Changes in assets and liabilities:
       (Increase) Decrease in accounts receivable                             59,240                 (48,382)
       Increase in prepaid expenses                                         (102,046)                (49,491)
       Increase in deferred expenses                                         (65,444)                (38,673)
       Increase (Decrease) in refundable tenant deposits                       9,190                 (10,251)
       Increase (Decrease) in accounts payable
         and accrued expenses                                                170,601                 (96,125)
                                                                           ---------               ---------

       Total Adjustments                                                     616,801                 291,587
                                                                           ---------               ---------

     Net cash provided by operating activities                               427,158                 408,773
                                                                           ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to investment property                                         (165,446)                (22,245)
                                                                           ---------               ---------

   Net cash used in investing activities                                    (165,446)                (22,245)
                                                                           ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to shareholders                                       (381,315)               (519,975)
   Payments on mortgage notes payable                                        (66,315)                (60,990)
                                                                           ---------               ---------

     Net cash used in financing activities                                  (447,630)               (580,965)
                                                                           ---------               ---------

NET DECREASE IN CASH
   CASH EQUIVALENTS                                                         (185,918)               (194,437)

CASH AND CASH EQUIVALENTS,
Beginning of period                                                          641,127                 517,316
                                                                           ---------               ---------

CASH AND CASH EQUIVALENTS,
End of period                                                              $ 455,209               $ 322,879
                                                                           =========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Cash paid during period for interest                      $ 302,470               $ 309,487
                                                                           =========               =========

                         SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY REALTY TRUST, INC.
                       (A REAL ESTATE INVESTMENT TRUST)
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


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

NOTE B:

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant has employed Nooney Advisors, Ltd., a Missouri limited partnership, to serve as the Registrant's investment and financial counselor and to supervise the day-to-day operations of the Registrant. The agreement between the Registrant and Nooney Advisors, Ltd. has been renewed for a period of one year effective April 1, 1997. Certain General Partners of Nooney Advisors, Ltd. are also officers and directors of the Registrant. Advisory fees of $29,452 and $88,830 were paid to Nooney Advisors, Ltd. for the three and nine months ended September 30, 1997. Advisory fees of $29,667 and $88,317 were paid to Nooney Advisors, Ltd. for the three and nine months ended September 30, 1996, respectively.

The Registrant's properties are managed by Nooney Krombach Company, a wholly owned subsidiary of Nooney Company. Certain officers and directors of the Registrant are also officers and directors of Nooney Company or one of its subsidiaries. Property management fees of $29,672 and $86,957 were paid to Nooney Krombach Company for the three and nine months ended September 30, 1997, respectively, and $28,119 and $81,695 for the three and nine months ended September 30, 1996, respectively.

NOTE D:

The earnings per share for the three and nine months ended September 30, 1997 and 1996 has been computed based on 866,624 shares, the number outstanding during the periods.

NOTE E:

On November 6, 1997, Nooney Company sold its entire real estate management business operated by Nooney Krombach Company to CGS Real Estate Company, Inc., a Texas corporation.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        ---------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

It should be noted that this 10-Q contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for Registrant. Actual results could differ materially from those contemplated by such statements.

Liquidity and Capital Resources
-------------------------------

Cash on hand as of September 30, 1997 is $455,209, a decrease of $185,918 from year end December 31, 1996. During the first nine months of 1997, the operations of the property provided cash flow of $427,158. The Trust paid a dividend of $0.22 per share in each of the first two quarters, no dividend was paid in the third quarter, and the Trust reduced the mortgage debt by $66,315. The Trust paid capital expenditures at the properties of $165,446 during the first nine months of 1997. The Trust paid approximately $116,000 in legal fees during the third quarter and $61,000 in additional professional fees in connection with the lawsuit filed by a shareholder and on proxy solicitation and materials for a special meeting held in August. Based on the current cash position and the properties' ability to provide operating cash flow, the Trust expects the properties to fund capital expenditures for the remainder of 1997. The anticipated capital expenditures by property are as follows:

                                                 Other           Leasing
                                               Capital           Capital             Total
                                               -------           -------             -----
Atrium at Alpha                                $     0           $23,000           $23,000
Applied Communications Building                      0                 0                 0
Franklin Park Distribution Center                    0                 0                 0
                                               -------           -------           -------
                                               $     0           $23,000           $23,000
                                               =======           =======           =======

The leasing capital at Atrium at Alpha includes capital for tenant alterations and lease commissions.

Results of Property Operations
------------------------------

The results of operations for the Trust's properties for the quarters ended September 30, 1997 and 1996 are detailed in the schedule below. Revenues and expenses of the Trust are excluded.

Funds from Operations
---------------------

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

                                                     Franklin Park           Applied
                                       Atrium at      Distribution    Communications
                                           Alpha            Center          Building
                                           -----            ------          --------
             1997
             ----
Revenues                                $320,664          $190,952          $277,909
Expenses                                 274,815           145,179           233,574
                                        --------          --------          --------
Net Income                                45,849            45,773            44,335

Depreciation and Amortization             91,414            44,546            47,601
                                        --------          --------          --------
Funds from Operations                   $137,263          $ 90,319          $ 91,936
                                        ========          ========          ========


            1996
            ----
Revenues                                $286,348          $204,299          $263,414
Expenses                                 238,933           162,106           230,811
                                        --------          --------          --------
Net Income                                47,415            42,193            32,603

Depreciation and Amortization             80,236            44,546            47,601
                                        --------          --------          --------
Funds from Operations                   $127,651          $ 86,739          $ 80,204
                                        ========          ========          ========

Net income at Atrium at Alpha for the quarters ended September 30, 1997 and 1996 is $45,849 and $47,415, respectively. The decrease in net income is attributable to an increase in expenses of $35,882, partially offset by an increase in revenues of $34,316 due mainly to increases in rental income. The expenses that increased were in the categories of parking lot expense, real estate taxes and amortization.

At Franklin Park Distribution Center the net income increased $3,580 when comparing the quarters ended September 30, 1997 and 1996. Revenues at the property decreased $13,000 due mainly to a decrease in real estate tax reimbursement income. The real estate tax reimbursement income decrease corresponds to a decrease in the real estate tax expense. In addition to real estate taxes decreasing, repairs and maintenance-building and administrative costs also decreased.

At the Applied Communications Building net income for the quarters ended September 30, 1997 and 1996 is $44,335 and $32,603 respectively. This increase in net income can be attributable to an increase in revenues which resulted from increases in base rental rate as well as escalation income and decreases in expenses in the categories of repairs and maintenance, parking lot and administrative expenses.Occupancy levels at the Trust's properties during the third quarter remain at a high level. These levels can be attributable to the Trust's ability to renew the properties major tenants as their leases mature. The occupancy levels at September 30, 1997, 1996 and 1995 are as follows:

Property                                    1997         1996        1995
--------                                    ----         ----        ----
Atrium at Alpha                              96%          95%         99%
Franklin Park Distribution Center           100%         100%        100%
Applied Communications Building             100%         100%        100%

The leasing activity at Atrium at Alpha during the third quarter of 1997 consisted of the Trust signing one new lease for 3,200 square feet. Occupancy increased during the quarter by 3%, ending at 96%. The building has two major tenants who occupy 17% and 11% of the available space under leases which expire in July 2001 and May 1999, respectively.

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

1997 Comparisons
----------------
The Trust's consolidated revenues for the quarter ended and nine month period ended September 30, 1997 are $785,095 and $2,278,877, respectively, which represents an increase of $27,295 and $77,365 when compared to the results of the same periods ended September 30, 1996.

The increase in revenues for the quarter ended and nine month period ended can be attributable to increases in base rental income at both The Atrium At Alpha Business Center and Applied Communications Building as well as increases in escalation income at both of these properties, offset by decreases in real estate tax reimbursement income at Franklin Park Distribution Center.

Consolidated expenses were $913,773 and $2,468,520 for the quarter ended and nine month period ended September 30, 1997, respectively. For the same periods ended September 30, 1996, consolidated expenses were $694,394 and $2,084,326, respectively. Consolidated expenses increased $219,379 and $384,194 when comparing the three and nine month periods ended September 30, 1997 to the prior same periods.

The increase in consolidated expenses for the three month period ended September 30, 1997 can be attributable to an increase in professional services ($175,814), office expense ($22,068), and other operating expenses ($15,836), partially offset by a decrease in real estate taxes ($9,421). The increase in expenses relates to professional service fees incurred in connection with the lawsuit filed against the Trust by one of its shareholders. Legal fees during the quarter amounted to approximately $116,000. In addition, a proxy solicitation firm was hired in connection with the proxy fight for the special meeting held August 8, 1997. The proxy solicitor fees and costs for the special inspector for the meeting were approximately $61,000. Office expense increased due to higher printing and mailing costs for the numerous items sent to shareholders during the proxy solicitation period. Real estate taxes decreased at the Franklin Park Distribution Center. Consolidated expenses for the nine month period ended September 30, 1997 can be attributable to an increase in professional services ($309,544), office expense ($18,214), and other operating expenses ($40,478), offset by a decrease in real estate taxes ($20,074). The reasons for the increase for the changes in expense levels for the nine month period ended are the same as those stated above for the three month period ended September 30, 1997.

1996 Comparisons
----------------

As of September 30, 1996, the Trust's consolidated revenues for the quarter ended and nine month period ended were $757,800 and $2,201,512, respectively, which represents increases of $24,722 and $57,687 when compared to the results of the same periods ended September 30, 1995.

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

Consolidated expenses are $694,394 and $2,084,326 for the quarter ended and nine month period ended September 30, 1996, respectively. For the same periods ended September 30, 1995 consolidated expenses were $685,070 and $2,024,194, respectively. Consolidated expenses increased $9,324 and $60,132 when comparing the three and nine month periods ended September 30, 1996 to 1995.

The increase in consolidated expenses for the nine month periods ended September 30, 1996 and 1995 relate to increases in real estate taxes ($53,438) and other operating expenses ($12,325). The increase in real estate taxes can be attributed to an increase in the property assessment and tax rates at Franklin Park Distribution Center and Atrium at Alpha. The increase in operating expenses relates to several expense categories and they are as follows: parking lot expenditures ($11,774), administrative costs ($7,266) and repairs and maintenance ($6,884). These increase are offset by a decrease in professional services ($12,849).

Inflation
---------

The effects of inflation did not have a material impact upon the Trust's operations.

II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

On June 5, 1997, KelCor, Inc., a shareholder of the Trust ("KelCor"), brought a lawsuit against the Trust in the Circuit Court of St. Louis County, Missouri. The lawsuit sought, among other things, (1) a declaratory judgment that shares in excess of 9.8% of the outstanding shares of the Trust held by Physicians Insurance Company of Ohio, Inc. and its subsidiaries (the "PICO Group") are "Excess Shares" as defined in Section 8.8 of the Trust's bylaws and therefor not entitled to vote or be considered in determining the presence of a quorum on any matter on which the Trust's shares are entitled to vote, and (2) an injunction to enjoin the Trust from, among other things, soliciting or voting any proxies in connection with, or conducting, any annual or special meeting of shareholders.

On June 24, 1997 the Trust entered into a Settlement Agreement relating to the foregoing lawsuit. In the Settlement Agreement the Trust agreed to, among other things, postpone its Annual Meeting of Shareholders previously called for July 3, 1997, and to call a Special Meeting of Shareholders to vote on an amendment to Section 8.8 of the bylaws to settle the Excess Shares issues (which required the affirmative vote of 62% of the outstanding shares of the trust). The Trust held a Special Meeting of Shareholders on August 8, 1997 in Clayton, Missouri (the "Special Meeting"). The proposal did not obtain sufficient votes for passage of the amendment to the bylaws. See "Item 4. Submission of Matters to a Vote of Security Holders."

On August 27, 1997, KelCor voluntarily dismissed, without prejudice, its lawsuit against the Trust.

On September 8, 1997, KelCor filed a Petition in Mandamus in the Circuit Court of St. Louis County, State of Missouri, seeking to force the Trust to hold an Annual Meeting of Shareholders on or before October 31, 1997. The Trust contests KelCor's right to the Mandamus relief sought and has answered KelCor's Petition and asserted affirmative defenses. The Court has set a hearing on KelCor's Petition for December 1, 1997.

On September 18, 1997, the Trust filed its Petition For Declaratory Relief in the Circuit Court of Jackson County, Missouri, at Kansas City, against David
L. Johnson, et al, seeking a judicial determination of whether there are any Excess Shares as defined by Section 8.8 of the Trust's bylaws and related issues concerning ownership of certain shares of the Trust. The Trust is conducting discovery against the defendants. No trial date has been set for this case.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

On August 8, 1997, the Trust held a Special Meeting of Shareholders in Clayton, Missouri, pursuant to the Settlement Agreement described in Item 1, to vote on an amendment to Section 8.8 of the bylaws, that would, among other things, suspend application and enforcement of the Bylaws in such a way as to clarify that the shares held by the PICO Group were not Excess Shares.

The affirmative vote of 62% of the issued and outstanding shares of the Trust was required to amend the bylaws in the foregoing manner. The final certified vote showed the following results<F1>:

         Total Votes Cast:                                 703,163
         Total Votes "For" the Trust's Proposal:           393,171
         Total Votes "Against" the Trust's Proposal:       303,571
         Total Abstentions:                                  6,421
         Total Broker "Non-Votes"                              [0]

Because only approximately 45.4% of the issued and outstanding shares voted in favor of the proposal, the proposal failed.

[FN]
--------------------
<F1> The voting results provided include both votes cast on the proxy card solicited by the Trust's management and the proxy card solicited by the "Committee to Increase Shareholder Value at Nooney Realty Trust, Inc." The results do not include an aggregate of 8,303 votes which were not counted for purposes of the bylaw amendment proposal because of various difficulties in determining the genuine voting intention of those provided such proxy cards.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

   (a) Exhibits

     Exhibit 27: Financial Data Schedule

   (b) Reports on Form 8-K

   On October 14, 1997, the Registrant filed a report on Form 8-K which reported an Item 5, Other Events.

   On November 14, 1997, the Registrant filed a report on Form 8-K which reported an Item 1, Changes in Control of the Registrant.

                             SIGNATURES
                             ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NOONEY REALTY TRUST, INC.



Dated:   November 14, 1997          By: /s/   Gregory J. Nooney, Jr.
       ---------------------------      -----------------------------
                                              Gregory J. Nooney, Jr.
                                              Chief Executive Officer


                                        /s/   Patricia A. Nooney
                                        -----------------------------
                                              Patricia A. Nooney
                                              President and Treasurer