Form 10-K
period 1997-12-31
NOONEY REALTY TRUST INC
filed 1998-03-30
CIK 748580

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                              -----------------

                                  FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended      December 31, 1997
                          ---------------------------------------------------
                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                               --------------------    ---------------------

                   Commission file number      0-13754
                                          -----------------

                          NOONEY REALTY TRUST, INC.
----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Missouri                                          43-1339136
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

500 N. Broadway, St. Louis, Missouri                            63102
----------------------------------------                     ---------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
                                                   -------------------------
----------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class        Name of each exchange on which registered
        -------------------        -----------------------------------------
                None                             Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock - $1.00 Par Value
                        ------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes     X      No         .
                                                      --------      --------

/ /   Indicate by check mark if disclosure of delinquent filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of February 1, 1998, there were 866,624 shares of the Registrant's common stock, par value $1 per share, issued and outstanding. (See Item 3:
Legal Proceedings - the number of outstanding shares is in dispute).

Documents incorporated by reference:

(1) Portions of the Registrant's 1997 Annual Report to Shareholders are incorporated by reference in Parts I & II of this Annual Report on Form 10-K.

                              PART I
                              ------

ITEM 1:     BUSINESS
--------------------

It should be noted that this 10-K contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Registrant. Actual results could differ materially from those contemplated by such statements.

Nooney Realty Trust, Inc. (the "Registrant" or "Trust") is a corporation formed under The General and Business Corporation Law of Missouri on June 14, 1984, to make equity investments in income-producing real properties, primarily commercial and light industrial properties. The Registrant has invested in three real property investments as set forth in Item 2 below.
The Registrant's primary investment objectives are to preserve and protect Shareholders' capital, provide the maximum possible cash distributions to Shareholders and provide for capital growth through appreciation in property values. Since 1985 the Registrant has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code. It was management's original objective to sell or refinance the Registrant's properties approximately eight to twelve years after their acquisition. The depression of real estate values experienced nationwide from 1988 to 1993 lengthened this time frame in order to achieve the goal of capital appreciation.

The real estate investment market began to improve in 1994, and has continued this improvement through 1997, and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of the Trust's properties in the future. The status of the Trust's individual properties and opportunities to increase their value is carefully reviewed by management and the Board of Directors on a quarterly basis along with any proposals or opportunities that are presented to expand or merge the Trust.

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

The Registrant retained Nooney Advisors Ltd., L.P. (the "Advisor"), a Missouri limited partnership, to serve as the Registrant's investment and financial counselor and to supervise the day-to-day operations of the Registrant. Property management services for the Registrant's investment properties are provided by "independent contractors" (as defined in the Internal Revenue Code and regulations promulgated thereunder), which independent contractors include Nooney Krombach Company and Nooney, Inc. which are affiliates of the Advisor. The Registrant had no employees as of December 31, 1997. (See Part III, Item 10 below).

Throughout the 10-K, references are made to the following companies listed in Column A below. Please note that on January 28,1998, the names of said companies were changed to the names listed in Column B below.


      Column A                            Column B
      --------                            --------
      Nooney Company                      Brooklyn Street Properties, Inc.
      Nooney Krombach Company             Hanley Brokers, Inc.



ITEM 2:     PROPERTIES
----------------------

On March 28, 1985, the Registrant purchased The Atrium at Alpha Business Center ("The Atrium"), an office building located at 2626 East 82nd Street in Bloomington, Minnesota, a suburb of Minneapolis. The Atrium contains approximately 89,000 net rentable square feet and is located, along with a parking lot that will accommodate 336 cars, on a 4.2 acre site. The purchase price of The Atrium was $8,393,716. The Atrium was 98% leased by 28 tenants at year-end.

On January 22, 1986, the Registrant purchased the Applied Communications, Inc. Building (the "ACI Building"), an office building located at 330 South 108th Avenue in Omaha, Nebraska. The ACI Building contains approximately 70,000 net rentable square feet and is located on a 7.59 acre site which provides paved parking for 400 cars. The purchase price of the ACI Building was $6,401,008. The building is 100% leased by a single tenant, Applied Communications, Inc.

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

Reference is made to Note 3 of Notes to Financial Statements incorporated by reference to the Registrant's 1997 Annual Report to Shareholders under the heading "Financial Statements and Notes" for a description of the mortgage indebtedness secured by the Registrant's real property investments. Reference is also made to Note 6 of Notes to Financial Statements for a discussion of revenues derived from major tenants.

The following table sets forth certain information as of December 31, 1997, relating to the properties owned by the Registrant.



===========================================================================================================================
                                                                AVERAGE
                                                                ANNUALIZED
                                                                EFFECTIVE
                                                 TOTAL          BASE RENT           PRINCIPAL TENANTS
                                       SQUARE    ANNUALIZED     PER SQUARE  PERCENT OVER 10% OF PROPERTY         LEASE
PROPERTY                               FEET      BASE RENT      FOOT        LEASED  SQUARE FOOTAGE               EXPIRATION
---------------------------------------------------------------------------------------------------------------------------
Atrium At Alpha                                                                     Case Corp. (11%)             1999
Business Center                         89,000   $1,283,846     $14.63       98%    Travel Realty Corp. (20%)    2001<F1>
---------------------------------------------------------------------------------------------------------------------------
Applied Communications Inc.                                                         Applied Communications,
Building                                70,000   $  938,004     $13.40      100%    Inc. (100%)                  1999
---------------------------------------------------------------------------------------------------------------------------
Franklin Park                                                                       Household Finance (57%)      1999
Distribution Center                    162,000   $  493,305     $ 3.04      100%    Golden Dipt Co.  (43%)       1998
===========================================================================================================================


<F1> Tenant has an option to cancel as of July 1999.



ITEM 3:     LEGAL PROCEEDINGS
-----------------------------

As of December 31, 1997, the Trust is a party to two lawsuits. The first is State of Missouri ex rel. KelCor, Inc. v. Nooney Realty Trust, Inc. On
August 7, 1997, KelCor, Inc., a shareholder of the Trust, filed a Petition for mandamus relief against the Trust. KelCor's Petition sought a writ of mandamus compelling the Trust to hold an Annual Meeting of shareholders by October 31, 1997. The Trust opposed KelCor's Petition on the basis that the Trust was unable to hold a valid meeting because of uncertainty over the validity of certain shares of the Trust and that the determination of the validity of those shares needed to first be determined. The case was tried before the Court on December 1, 1997, on which date the Court entered a permanent order of mandamus requiring the Trust to hold an Annual Meeting by January 15, 1998. The Trust appealed the Court's order to the Missouri Court
of Appeals for the Eastern District.   An oral argument on appeal was held on
March 10, 1998. The Board of Directors continues to maintain that KelCor is not entitled to mandamus relief with respect to the holding of an Annual Meeting.

The second lawsuit is Nooney Realty Trust, Inc. v. David L. Johnson, et al. This has been filed in the Circuit Court of Jackson County, Missouri. On August 18, 1997, the Trust filed a petition for declaratory judgment against certain individuals and entities who claim to hold shares of the Trust. The Trust initiated the suit to obtain a judicial determination of the validity and status of some of the Trust's shares (known as "Excess Shares") which Defendants claim to have purchased as a group on August 26, 1997. The Defendants moved to dismiss the suit and/or to stay the suit pending resolution of the KelCor's mandamus suit in St. Louis County above. On December 9, 1997, the Court denied Defendant's motion to dismiss the suit but stayed the case pending disposition of the mandamus action. The Board of Directors plans to conduct discovery as permitted by the Court so that the validity and status of the Excess Shares can be finally determined pursuant to this suit.

While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the financial position and results of operations reflected in the financial statements presented herein. In addition, a determination in the second lawsuit that the Trust's shares at issue are Excess Shares may result in these shares being returned to the Trust's treasury without compensation, thus reducing the number of shares outstanding and increasing shareholders' equity per outstanding share.
At this point, however, management cannot predict with certainty whether such shares will be deemed to be Excess Shares or how such shares will be treated if they are deemed to be Excess Shares. Once the validity and status of the Excess Shares can be determined, the Trust will be in a position to hold an Annual Meeting. Until the validity of the Excess Shares is known, the payment of dividends has been suspended. In order for the Trust to continue to qualify as a REIT, substantially all of the Trust's taxable income must be distributed to its shareholders. Accordingly, lack of resolution of the status of the Excess Shares could affect the Trust's ability to continue to qualify as a REIT under the Internal Revenue Code in the future. The cost of the two lawsuits has been significant and has negatively impacted the earnings during 1997 and will continue to do so in 1998 as the two court cases move forward.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

There were no matters submitted to a vote of Shareholders during the fourth quarter of fiscal 1997.


                              PART II
                              -------

ITEM 5:     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-----------------------------------------------------------------
            STOCKHOLDER MATTERS
            -------------------

The information required by Item 201 of Regulation S-K is incorporated by reference to the Registrant's 1997 Annual Report to Shareholders under the headings "Market Information" and "Dividends".

ITEM 6:     SELECTED FINANCIAL DATA
-----------------------------------

The information required by Item 301 of Regulation S-K is incorporated by reference to the Registrant's 1997 Annual Report to Shareholders under the heading "Financial Highlights".

ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------

The information required by Item 303 of Regulation S-K is incorporated by reference to the Registrant's 1997 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------

The financial statements of the Registrant are incorporated by reference to the Registrant's 1997 Annual Report to Shareholders. Financial Statement Schedules are filed herewith as Exhibit 99.1 and are incorporated herein by reference. The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-----------------------------------------------------------------------
            AND FINANCIAL DISCLOSURE
            ------------------------

                                None


                             PART III
                             --------

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The following table sets forth certain information with respect to the executive officers of the Registrant as of March 1, 1998.


                                                                                    Has served as
        Name                     Position                             Age           officer since
        ----                     --------                             ---           -------------
William J. Carden                Chief Executive Officer and          53            March 1, 1998
                                 Chairman of the Board

Gregory J. Nooney, Jr.<F1>       Vice Chairman                        67            1984

Thomas N. Thurber                Treasurer and CFO                    47            March 1, 1998


Patricia A. Nooney<F1>           President and Secretary              41            1990



<F1>   Patricia A. Nooney is the daughter of Gregory J. Nooney, Jr.


William J. Carden is founder and President of CGS Real Estate Company, Inc. of Newport Beach, California. CGS Real Estate Company is a diversified real estate investment management company which owns commercial and residential real estate. (See also Item 13). Mr. Carden founded Texas-DVM Properties, Inc. in 1974 which concentrated on rehabilitation of retail, office, industrial, and commercial real estate. Mr. Carden is a former Director of Bay Financial, a New York Stock Exchange company.

Gregory J. Nooney, Jr. has served as Chairman of the Board and Chief Executive Officer of Nooney Company since May 1983. Mr. Nooney joined Nooney Company in 1954 and served as President from 1969 to May 1983. Nooney Company, which was founded in 1945, is a real estate investment company.
Mr. Nooney is currently Chairman of Nooney, Inc. (See also Item 13.) In addition, Mr. Nooney was Chairman and Chief Executive Officer of the Registrant from 1984 through February 1998.

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

Thomas N. Thurber is a Certified Public Accountant who began his career with Arthur Andersen & Co. in 1972. In 1979, he joined a major publicly traded real estate development firm (Daon) where he became Controller for U.S. Operations. Subsequently, Mr. Thurber served as Director of Real Estate for a developer of retail properties, and Chief Financial Officer of a trust with significant investments in commercial real estate. Mr. Thurber holds a bachelors degree in accounting from Florida State University.

Patricia A. Nooney is President of Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. (See also Item 13.) Ms. Nooney joined Nooney Company in 1981 and has served as an officer since 1985. Since 1990, Ms. Nooney has been President and Secretary of the Registrant.

DIRECTORS OF THE REGISTRANT
---------------------------

The following table sets forth certain information with respect to the Board of Directors of the Registrant.


      NAME                AGE       POSITIONS OR OFFICES
      ----                ---          WITH THE TRUST
                                    --------------------
William J. Carden         53        Chairman of the Board, Chief
                                    Executive Officer and Director

Gregory J. Nooney, Jr.    67        Vice Chairman and Director

Lawrence E. Fiedler       59        Director<F*>

William W. Geary, Jr.     55        Director<F*>

James P. Ingram           57        Director<F*>


<F*> Independent Director as defined in the Trust's Bylaws.


Mr. Nooney and Mr. Ingram have served as directors of the Trust since its formation in June 1984. Mr. Carden, Mr. Fielder and Mr. Geary have served as directors since November 1997.

The following is a brief summary of the business experience during the past five years of each of the directors of the Trust, including, where applicable, information regarding other directorships held by each director:

William J. Carden is founder and President of CGS Real Estate Company, Inc. of Newport Beach, California. CGS Real Estate Company is a diversified real estate investment management company which owns commercial and residential real estate. Mr. Carden founded Texas-DVM Properties, Inc. in 1974 which concentrated on rehabilitation of retail, office, industrial, and commercial real estate. Mr. Carden is a former Director of Bay Financial, a New York Stock Exchange company.

Gregory J. Nooney, Jr. has served as Chairman of the Board and Chief Executive Officer of Nooney Company since May 1983. Mr. Nooney joined Nooney Company in 1954 and served as President from 1969 to May 1983. Nooney Company, which was founded in 1945, is a real estate investment company.
From 1984 through February 1998, Mr. Nooney was Chairman and Chief Executive Officer of the Registrant.

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

Lawrence E. Fiedler is a real estate owner, consultant and educator. He is a principal in JRM Development Enterprises, Inc., JRM Nebraska Management and Leasing Corp., as well as various limited partnerships and joint venture agreements. He is a professor at New York University.

William W. Geary, Jr. is President of Carlsberg Management Company, which is a large diversified real estate management company. Previously, he served as Vice President of Walston & Co., Inc., Chicago, Illinois. Mr. Geary also serves as a director of IDM Corporation.

James P. Ingram is President of Cambridge Savings Bank, Cambridge,
Massachusetts.   From 1986 through 1987 Mr. Ingram was a partner in McManus,
Wakeman & Ingram, Inc., Boston, Massachusetts, a real estate consulting and development firm. From 1965 until December 1985, Mr. Ingram was employed by R.M. Bradley & Co., Inc., Boston, Massachusetts, a full service commercial real estate investment and management company, most recently as Senior Vice President. While with R.M. Bradley & Co., Inc., Mr. Ingram was primarily involved in management of the Bradley Real Estate Trust, a real estate investment trust, and in office, retail and commercial brokerage.

ITEM 11:    EXECUTIVE COMPENSATION
----------------------------------

During 1997 the officers of the Trust did not receive any direct compensation from the Trust for their services as officers of the Trust. Pursuant to the Trust's Bylaws, Gregory J. Nooney, Jr. did not receive any direct compensation from the Trust for his services as director of the Trust.

The other directors were entitled to receive the following fees during 1997:
(a) $500 for each meeting attended in person; (b) $250 for each meeting conducted by telephone conference at which a vote was taken; and (c) an annual fee of $1,000. In addition, the independent directors were reimbursed by the Trust for their expenses and other out-of-pocket expenses incurred in connection with attending meetings of the Trust and carrying on the business of the Trust.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------

On or about February 3, 1998, Amendment No. 3 to Schedule 13D ("Amendment No. 3") setting forth the following information was filed with the SEC by KelCor, Inc., a Missouri corporation ("KelCor"), David L. Johnson, Sandra L. Casetetter, Daniel W. Pishney and John W. Alvey. Amendment No. 3 indicates that KelCor is the beneficial owner of 41,113 shares of the Trust's common stock, or approximately 4.74% of the total outstanding shares, and has shared voting power and shared dispositive power with respect to all of such shares. Amendment No. 3 further indicates that Mr. Johnson and Ms. Casetetter, who are husband and wife and the sole shareholders of KelCor, are each the beneficial owners of 80,682 shares of the Trust's common stock (which number of shares includes the 41,113 shares of the Trust's common stock of which KelCor is a beneficial owner), or approximately 9.31% of the total outstanding shares, and each have shared voting power and shared dispositive power with respect to all of such shares. Amendment No. 3 also indicates that Mr. Pishney, who is the President and Chief Operating Officer of Maxus Properties, Inc., a Missouri corporation of which Mr. Johnson is the Chairman, Chief Executive Officer and majority shareholder, is the beneficial owner of 4,100 shares of the Trust's common stock, or approximately 0.47% of the total outstanding shares, and has sole voting power and sole dispositive power with respect to all of such shares. Amendment No. 3 indicates that Mr. Alvey, who is the President and a director of KelCor, is the beneficial owner of 18,000 shares of the Trust's common stock, or approximately 2.08% of the total outstanding shares, and has sole voting power and sole dispositive power with respect to all of such shares. Amendment No. 3 indicates that KelCor, Mr. Johnson, Ms. Casetetter, Mr. Pishney and Mr. Alvey are each members of a "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Section 13(d)(3) of the Exchange Act provides that when two or more persons act as a partnership, limited partnership, syndicate or other group for the purpose of acquiring, holding, or disposing of securities of an issuer, such syndicate or group shall be deemed a "person" for purposes of filing Schedule 13D. The principal business address of each of KelCor, Mr. Johnson, Mr. Pishney and Mr. Alvey is 1100 Main, Suite 2100, Kansas City, Missouri 64105. The personal address of Ms. Casetetter is 4617 NW Normandy Lane, Kansas City, Missouri 64116. The foregoing information is based solely on Amendment No. 3 and is included herein only for the purpose of complying with Item 12 of Form 10-K. There are several lawsuits currently on file, see Item 3 herein, which contest the ownership of certain shares of the Registrant.

The Trust has been informed that Mr. Dean Jones, P.O. Box 247, Sneedville, Tennessee, owns 46,500 shares, or approximately 5.3% of the Trust's outstanding common stock.

The table below sets forth information as of February 1, 1998, regarding the number of shares of the Trust beneficially owned by each of the directors and executive officers of the Trust and by all directors and officers as a group:


               NAME OF                               NUMBER OF SHARES          PERCENT OF
          BENEFICIAL OWNER                       BENEFICIALLY OWNED <F1>       CLASS <F2>
          ----------------                       -----------------------       ----------
        Gregory J. Nooney, Jr .                          8,022 <F3>               <F*>
        William J. Carden                               11,000 <F4>               1.3%
        Lawrence Fiedler                                     0                    <F*>
        William Geary                                        0                    <F*>
        James P. Ingram                                     50                    <F*>
        Patricia A. Nooney                               5,165                    <F*>
        Directors and officers as a group               24,237                    2.8%

----------
        <F1>  Under the rules of the Securities and Exchange Commission, persons who have power to vote or dispose of securities, either alone or jointly with others, are deemed to be the beneficial owners of such securities. Accordingly, shares owned separately by spouses or other family members are not included. Except as described in the footnotes below, the director has both sole voting power and sole investment power with respect to the shares set forth in the table.
        <F2>  An asterisk indicates that the number of shares beneficially owned does not exceed one percent of the Trust's common
              stock issued and outstanding.
        <F3>  Includes 3,031 shares owned by Nooney Company, of which
              Gregory J. Nooney, Jr. is a director and shareholder. Includes 3,535 shares held as co-trustee of a trust, as to which Mr. Nooney shares voting and investment power.
        <F4>  All 11,000 shares are owned by Kissimee Sq. Assoc., Ltd., a
              Texas limited partnership, the general partner of which is No.-So., Inc., a Texas corporation, which is controlled by CGS Real Estate Company, Inc., a Texas corporation, of which ASJ, Ltd., a Texas limited partnership, is a shareholder; SMAJ, Inc., a Texas corporation, is the general partner of ASJ, Ltd.; Mr. Carden is the sole shareholder of SMAJ, Inc. Mr. Carden disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in such shares.


ITEM 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------

Prior to October 31, 1997, Gregory J. Nooney, Jr. served as a General Partner of Nooney Advisors Ltd., L.P., the advisor to the Trust. Nooney Advisors Ltd., L.P., was entitled to receive regular monthly compensation from the Trust for rendering advisory services to the Trust. During 1997 the Trust paid advisory fees of $118,906 to Nooney Advisors Ltd., L.P. The Board of Directors had renewed the Advisory Agreement between the Trust and Nooney Advisors Ltd., L.P. for the period April 1, 1997 to March 31, 1998. (See below). Gregory J. Nooney, Jr. and Patricia A. Nooney, who are father and daughter, are officers and directors of Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company, who served as manager of the Trust's properties. Nooney Krombach Company was entitled to receive monthly compensation from the Trust for property management and leasing plus reimbursement of expenses. During 1997, the Trust paid property management fees of $98,558 to Nooney Krombach Company.

On October 31, 1997, Nooney Company sold its property management business operated through its wholly-owned subsidiary, Nooney Krombach Company, to Nooney Real Estate Company D/B/A Nooney, Inc., an indirect wholly-owned subsidiary of CGS Real Estate Company, Inc., a Texas corporation. Simultaneously Nooney Company, Gregory J. Nooney, Jr. and PAN, Inc. sold their general and limited partnership interest in Nooney Advisors Ltd., L.P., the external advisor to the Registrant to S-P Properties, Inc., a California corporation, which also is a wholly-owned subsidiary of CGS Real Estate Company. Prior to the sale, the independent Directors of the Registrant approved the change in control of the Advisor and authorized a new management contract for the Registrant's properties with Nooney, Inc., with the same terms and expiration dates as the existing advisory and management contracts.

In 1997 lease commissions of $8,266 were paid by the Trust to Nooney, Inc. for period from November 1, 1997, to December 31, 1997. In the same period, the Trust paid Nooney, Inc. management fees of $19,711.

On December 10, 1997, at a Special Board meeting, all of the Independent Directors voted unanimously to change the governance and management of the Trust to that of an internally self-managed Trust. The remaining two Directors abstained from voting.

On December 10, 1997, letters were sent to Nooney Advisors Ltd., L.P., the current Advisor to the Trust, and Nooney, Inc., the property manager, notifying them that their contracts would be canceled in 60 days (on February 9, 1998) in accordance with the terms of the respective agreements.

Effective February 10, 1998, the Trust reimburses Nooney, Inc. for various salary and overhead expenses.

                                 PART IV
                                 -------

ITEM 14:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
----------------------------------------------------------------------------

(a)   The following documents are filed as a part of this report:

      1.    Financial Statements:

            The financial statements of the Registrant are incorporated by reference to the Registrant's 1997 Annual Report to Shareholders.

      2.    Financial Statement Schedules (filed herewith as Exhibit 99.1):

            Schedule III - Real Estate and Accumulated Depreciation

            All other schedules are omitted because they are inapplicable or not required under the instructions.

      3.    Exhibits:

            See Exhibit Index on Page 16.

(b)   Reports on Form 8-K:

      On October 14, 1997, the Registrant filed a report on Form 8-K which reported an Item 5, Other Events.

      On November 14, 1997, the Registrant filed a report on Form 8-K which reported an Item 1, Changes in Control of Registrant.


      On December 3, 1997, the Registrant filed a report on Form 8-K which reported an Item 5, Other Events.

      On December 18, 1997, the Registrant filed a report on Form 8-K which reported an Item 5, Other Events.

(c)   Exhibits:

      See Exhibit Index on Page 16.

(d)   Not Applicable.

                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NOONEY REALTY TRUST, INC.



Date:    March 30, 1998                   By:  /s/ William J. Carden
      ---------------------------             ----------------------------------
                                                   William J. Carden
                                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.



                                               /s/ William J. Carden
                                              ----------------------------------
                                                   William J. Carden
                                                   Chief Executive Officer
                                                   and Director



                                               /s/  Patricia A. Nooney
                                              ----------------------------------
                                                    Patricia A. Nooney
                                                    President and Secretary



                                               /s/ Thomas N. Thurber
                                              ----------------------------------
                                                   Thomas N. Thurber
                                                   Treasurer and Chief Financial
                                                   Officer

                                               /s/ Gregory J. Nooney, Jr.
                                              ----------------------------------
                                                   Gregory J. Nooney, Jr.
                                                   Director



                                               /s/  James P. Ingram
                                              ----------------------------------
                                                    James P. Ingram
                                                    Director



                                               /s/ Lawrence E. Fiedler
                                              ----------------------------------
                                                   Lawrence E. Fiedler
                                                   Director



                                               /s/   William W. Geary, Jr.
                                              ----------------------------------
                                                     William W. Geary, Jr.
                                                     Director

                         EXHIBIT INDEX
                         -------------

Exhibit
Number                       Description
-------                      -----------
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

10.1      Advisory Agreement between Nooney Advisors Ltd., L.P. and the
          Registrant is incorporated by reference to Exhibit 10(a) to Amendment No. 2 to the Registration Statement on Form S-11 under the Securities Act of 1933
          (File No. 2-91851).

10.2      Dividend Reinvestment Agreement between Mellon
          Bank, N.A. and the Registrant is incorporated by reference to Exhibit 10(d) to Amendment No. 1 to the Registration Statement on Form S-11 under the Securities
          Act of 1933 (File No. 2-91851).

10.3 Dividend Reinvestment Plan is incorporated by reference to pages A-1 - A-3 of the Prospectus of the Registrant dated September 25, 1984, as supplemented and filed pursuant to Rule 424(c) under the Securities Act of 1933
          (File No. 2-91851).

10.4      Management Contract between the Registrant and Nooney
          Management Company (now Nooney, Inc.) dated
          March 28, 1985, is incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934
          (File No. 0-13754).

10.5 Filed herewith - Employment Agreement and Exhibit A for William J. Carden, dated as of March 1, 1998.

10.6 Filed herewith - Stock Option Agreement for William J. Carden, dated as of March 1, 1998.

10.7 Filed herewith - Employment Agreement and Exhibit A for Thomas N. Thurber, dated as of March 1, 1998.

10.8 Filed herewith - Stock Option Agreement for Thomas N. Thurber, dated as of March 1, 1998.



13 1997 Annual Report to Shareholders. Except for those portions expressly incorporated by reference in this Form 10-K, the 1997 Annual Report to Shareholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K.

27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

99.1      Financial Statement Schedules.


                                    -17-
