Form 10-Q
period 1998-03-31
NOONEY REALTY TRUST INC
filed 1998-05-14
CIK 748580

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              -------------------

                                   FORM 10-Q
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended                March 31, 1998
                             ---------------------------------------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                      Commission file number      0-13754
                                             -----------------

                           NOONEY REALTY TRUST, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Missouri                                     43-1339136
---------------------------------------              ---------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

500 N. Broadway, Suite 1200, St. Louis, Missouri             63102-2124
--------------------------------------------------   ---------------------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
                                                   -----------------------------

                  7701 Forsyth Boulevard, St. Louis, MO 63105
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No      .
                                                    -----     -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes        No
                                -----     -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 1998, there were 866,624<F*> shares of the Registrant's common stock, par value $1 per share, issued and outstanding.

PART I
Item 1 - Financial Statements:
------------------------------

                                            NOONEY REALTY TRUST, INC.
                                            -------------------------
                                         (A REAL ESTATE INVESTMENT TRUST)
                                         --------------------------------
                                                  BALANCE SHEETS
                                                  --------------
                                                                               March 31,              December 31,
                                                                                  1998                    1997
ASSETS:                                                                       (Unaudited)
                                                                              -----------             ------------
   Cash                                                                       $   656,471             $   657,470
   Accounts receivable                                                            227,069                 260,085
   Prepaid expenses                                                               102,397                  28,560
   Investment property, at cost:
     Land                                                                       2,568,955               2,568,955
     Buildings and improvements                                                17,728,677              17,739,921
                                                                              -----------             -----------
                                                                               20,297,632              20,308,876

     Less accumulated depreciation                                              6,684,724               6,539,243
                                                                              -----------             -----------
                                                                               13,612,908              13,769,633

     Deferred expenses - at amortized cost                                        194,609                 211,015
                                                                              -----------             -----------

                                                                              $14,793,454             $14,926,763
                                                                              ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Accounts payable and accrued expenses                                      $   301,079             $   405,016
   Mortgage notes payable                                                       4,717,341               4,740,875
   Deferred Compensation                                                           25,000                       0
   Refundable tenant deposits                                                      41,005                  43,094
                                                                              -----------             -----------

     Total liabilities                                                          5,084,425               5,188,985
                                                                              -----------             -----------

Shareholders' Equity:
   Common Stock, $1 par value;
     Authorized, 5,000,000 shares; Issued and
     outstanding, 866,624<F*> shares 1998 and 1997                                866,624                 866,624
   Additional paid-in capital                                                  14,252,532              14,252,532
   Distributions in excess of net income                                       (5,410,127)             (5,381,378)
                                                                              -----------             -----------

   Total Shareholder's Equity                                                   9,709,029               9,737,788
                                                                              -----------             -----------

                                                                              $14,793,454             $14,926,763
                                                                              ===========             ===========

                                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                          NOONEY REALTY TRUST, INC.
                                          -------------------------
                                       (A REAL ESTATE INVESTMENT TRUST)
                                       --------------------------------
                                           STATEMENTS OF OPERATIONS
                                           ------------------------
                                                 (UNAUDITED)
                                                 -----------
                                                                                      Three Months Ended
                                                                                 March 31,         March 31,
                                                                                    1998              1997
                                                                                 ---------         ---------
REVENUES:

   Rental and other income                                                        $767,824          $741,602
   Interest                                                                          1,444             2,559
                                                                                  --------          --------
                                                                                   769,268           744,161

EXPENSES:

   Interest                                                                         99,394           101,284
   Depreciation and amortization                                                   184,507           170,318
   Real estate taxes                                                               144,723           139,608
   G&A Reimbursement / Advisory fees                                                58,458            58,556
   Trustee Fees                                                                      6,623            11,715
   Cleaning & Supplies                                                              28,154            31,607
   Payroll                                                                          47,980            22,019
   Insurance                                                                        17,671            17,811
   Utilities                                                                        50,927            67,376
   Professional Services                                                            82,367            27,152
   Snow Removal                                                                     14,998             8,506
   Operating expenses                                                               62,215            44,477
                                                                                  --------          --------

                                                                                   798,017           700,429
                                                                                  --------          --------

NET INCOME (LOSS) FROM OPERATIONS                                                 $(28,749)         $ 43,732
                                                                                  ========          ========


NET INCOME (LOSS) PER SHARE                                                       $  (0.03)         $   0.05
                                                                                  ========          ========



                               SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                              NOONEY REALTY TRUST, INC.
                                              -------------------------
                                           (A REAL ESTATE INVESTMENT TRUST)
                                           --------------------------------
                                          STATEMENT OF SHAREHOLDERS' EQUITY
                                          ---------------------------------
                                          THREE MONTHS ENDED MARCH 31, 1998
                                          ---------------------------------
                                                     (UNAUDITED)
                                                     -----------


                                                    COMMON STOCK
                                                    ------------                   ADDITIONAL            DISTRIBUTION
                                                      NUMBER OF                      PAID-IN             IN EXCESS OF
                                              SHARES             AMOUNT              CAPITAL              NET INCOME
                                              ------             ------              -------              ----------
Balance, January 1, 1998                     866,624<F*>        $866,624           $14,252,532           $(5,381,378)

Net Loss from Operations                                                                                     (28,749)

Distributions to Shareholders                                                                                      0
                                             -------            --------           -----------           -----------

Balance, March 31, 1998                      866,624<F*>        $866,624           $14,252,532           $(5,410,127)
                                             =======            ========           ===========           ===========







                                   SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                             NOONEY REALTY TRUST, INC.
                                             -------------------------
                                          (A REAL ESTATE INVESTMENT TRUST)
                                          --------------------------------
                                              STATEMENTS OF CASH FLOWS
                                              ------------------------
                                                    (UNAUDITED)
                                                    -----------
                                                                                        Three Months Ended
                                                                                 March 31,               March 31,
                                                                                    1998                    1997
                                                                                 ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings from operations                                                      $ (28,749)              $  43,732
   Adjustments to reconcile net income (loss) from
   operations to net cash provided by operating activities:
     Depreciation and amortization                                                 184,507                 170,318

     Changes in assets and liabilities:
       Decrease in accounts receivable                                              33,016                  67,507
       Increase in prepaid expenses                                                (73,837)                (72,017)
       Increase in deferred expenses                                               (10,278)                (23,520)
       Increase in deferred compensation                                            25,000                       0
       (Decrease) Increase in accounts payable
         and accrued expenses                                                     (103,937)                 29,442
       Decrease in refundable tenant deposits                                       (2,089)                      0
                                                                                 ---------               ---------

       Total Adjustments                                                            52,382                 171,730
                                                                                 ---------               ---------

     Net cash provided by operating activities                                      23,633                 215,462
                                                                                 ---------               ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Adjustments to investment property                                               (1,098)                      0
                                                                                 ---------               ---------

     Net cash used in investing activities                                          (1,098)                      0
                                                                                 ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to shareholders                                                    0                (190,657)
   Payments on mortgage notes payable                                              (23,534)                (21,644)
                                                                                 ---------               ---------

     Net cash used in financing activities                                         (23,534)               (212,301)
                                                                                 ---------               ---------

NET (DECREASE) INCREASE IN CASH                                                       (999)                  3,161

CASH, Beginning of period                                                          657,470                 641,127
                                                                                 ---------               ---------

CASH, End of period                                                              $ 656,471               $ 644,288
                                                                                 =========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Cash paid during period for interest                            $  99,394               $ 101,284



                                  SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                          NOONEY REALTY TRUST, INC.
                       (A REAL ESTATE INVESTMENT TRUST)
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE A:

Refer to the Registrant's financial statements for the year ended December 31, 1997, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant had employed Nooney Advisors, Ltd., a Missouri limited partnership, to serve as the Registrant's investment and financial counselor and to supervise the day-to-day operations of the Registrant. On February 9, 1998, the advisory contract was terminated pursuant to prior notice from the Board of Directors of the Registrant.

The Registrant's properties were managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company up until February 9, 1998, at which time the management agreement was terminated pursuant to notice from the Board of Directors of the Registrant. Certain officers and directors of the Registrant are also officers and directors of CGS Real Estate Company or one of its subsidiaries.

On February 10, 1998, the Registrant became a self-advised and self-managed entity. Nooney, Inc. is reimbursed for general and administrative expenses incurred on behalf of the Registrant.

NOTE D:

Effective March 1, 1998, the Registrant entered into two five year employment agreements that are cancelable after three years subject to certain performance criteria as defined in the employment agreements. Annual compensation recognizable under the agreements total $300,000 and include options to purchase an aggregate of 75,000 shares of the Registrant's common stock at $10.00 per share. No options may be exercised during 1998. The options vest at a rate of 20% each anniversary date. The Registrant applies APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plan. Had compensation cost for the

Registrant's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the Fixed Stock Option Plan consistent with the method of FASB 123, "Accounting for Stock-Based Compensation," the company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           March 31, 1998
                                           --------------
Net Income:
      As Reported                            $(28,749)
      Pro forma                              $(29,687)

Earnings per share:
      As reported                            $   (.03)
      Pro forma                              $   (.03)

The fair value of the option grant has been estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions: dividend yield of 9.7%, expected volatility of 22.1%, risk-free interest rate of 7%, and an expected life of 5 years.


NOTE E:

The earnings per share for the three months ended March 31, 1998 and 1997 has been computed based on 866,624<F*> shares, the number outstanding during the periods.




[FN]
<F*>See Part II - Other Information, Item 1 - Litigation

ITEM 7:     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            -------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of March 31, 1998, is $656,471 virtually unchanged from the year ended December 31, 1997. During the first quarter, the operations of the properties provided cash flow of $23,633. Payments on its mortgage notes payable of $23,534 were made. Based on the current cash position and the properties' ability to provide operating cash flow, the Registrant expects the properties to fund anticipated capital expenditures for the remainder of 1998. The anticipated capital expenditures by property are as follows:

                                          Leasing Capital     Other Capital         Total
                                          ---------------     -------------         -----
Atrium at Alpha Business Center               $115,044           $46,600          $161,644
Applied Communications Building                      0                 0                 0
Franklin Park Distribution Center               61,124            25,000            86,124
                                              --------           -------          --------
                                              $176,128           $71,600          $247,728

Leasing Capital at Atrium at Alpha Business Center is for tenant improvements and lease commissions for new and renewal tenants. Other Capital is anticipated for a new air conditioning compressor and upgrades to the suite signage and elevators. At Franklin Park Distribution Center, a $25,000 contingency reserve has been set up and a lease commission for the renewal of one of the major tenants is anticipated.

Results of Operations
---------------------

The results of operations for the Registrant's properties for the quarters ended March 31, 1998 and 1997 are detailed in the schedule below. Revenues and expenses of the Registrant are excluded.

Funds from Operations
---------------------

The white paper on Funds from Operations approved by the board of governors of NAREIT in March 1995 defines funds from operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures. The Registrant computes Funds from Operations in accordance with the standards established by the white paper which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds from Operations do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, distributions, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Registrant financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Registrant liquidity, nor is it indicative of funds available to fund the Registrant cash needs including its ability to make distributions. The Registrant believes Funds from Operations are helpful to investors as measures of the performance of the Registrant because along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of the ability of the Registrant to incur and service debt and make capital expenditures.

                                                                          Franklin Park              Applied
                                                Atrium at Alpha           Distribution           Communications
                                                Business Center              Center                 Building
                                                ---------------           -------------          --------------
1st Quarter 1998
----------------
Revenues                                            $321,282                $193,602                $272,360
Expenses                                             258,304                 155,141                 209,568
                                                    --------                --------                --------

Net Income                                            62,978                  38,461                  62,792

Depreciation and Amortization                         88,686                  44,546                  47,601
                                                    --------                --------                --------

Funds from Operations                               $151,664                $ 83,007                $110,393
                                                    ========                ========                ========

1st Quarter 1997
----------------
Revenues                                            $293,932                $188,910                $265,722
Expenses                                             251,425                 145,176                 211,787
                                                    --------                --------                --------

Net Income                                            42,507                  43,734                  53,935

Depreciation and Amortization                         81,231                  44,546                  40,359
                                                    --------                --------                --------

Funds from Operations                               $123,738                $ 88,280                $ 94,294
                                                    ========                ========                ========

At Atrium at Alpha Business Center, revenues increased $27,335 when comparing first quarter 1998 to the first quarter of 1997. The increase in revenue can be attributable to an increase in base rental income ($27,332) and an increase in escalation income ($5,793), partially offset in a decrease in electric income ($6,299). Expenses increased 3% or $6,879 when comparing the first quarter of 1998 to the first quarter of 1997. This increase in expenses is mainly attributable to an increase in the amortization expense ($6,625).

At Franklin Park Distribution Center, revenues increased slightly ($4,692) when comparing the first quarter of 1998 to the first quarter of 1997. This increase in revenues is due mainly to an increase in base rental income ($2,295) and an increase in real estate tax reimbursement ($1,209). Expenses at Franklin Park Distribution Center increased ($9,965) when comparing the first quarter of 1998 to the first quarter of 1997. The increase in expenses is attributable to increases in repairs and maintenance building ($4,033), real estate taxes ($1,425) and fire and crime prevention ($1,699).

At the Applied Communications Building in Omaha, Nebraska, revenues increased $6,638 when comparing the first quarter of 1998 to the first quarter of 1997. This increase in revenue is attributable to increases in base rental income ($8,748) and escalation income ($2,928), partially offset by a decrease in electrical income ($5,038). Expenses at the Applied Communications Building decreased by $2,219 when comparing the first quarter of 1998 to the first quarter of 1997. This decrease in expenses can be attributed to decreases in supplies ($2,727) and electric ($8,761) partially offset by an increase in amortization ($7,242) and snow removal ($3,015).

The occupancy levels at the Registrant's properties during the first quarter remain at a high level. These levels can be attributable to the Registrant's ability to renew the properties major tenants as their leases mature. The occupancy levels at March 31, 1998, 1997 and 1996 are as follows:

                                                Occupancy levels as of March 31,
                                                --------------------------------
           Property                               1998        1997        1996
           --------                               ----        ----        ----
Atrium at Alpha Business Center                    92%         95%         99%
Franklin Park Distribution Center                 100%        100%        100%
Applied Communications Building                   100%        100%        100%

During the first quarter of 1998, leasing activity at the Atrium at Alpha Business Center consisted of one new tenant occupying 834 square feet and three tenants vacating their spaces who occupied 5,750 square feet. Occupancy as of March 31, 1998, was 92% compared to 98% at the beginning of the quarter. The Registrant anticipates re-leasing most of the vacant space during the second quarter. The property has two major tenants, one which leases 11% of the building with a lease expiring May 1999. The other major tenant occupies 21% with their major leases expiring July 2001. This tenant occupies several small suites on a month-to-month basis.

Franklin Park Distribution Center is currently fully leased by two tenants. The larger of the two tenants occupies approximately 57% of the building while the other occupies approximately 43% of the building. The leases expire in December 1999 and June 1998, respectively. The Registrant has reached verbal agreement with the tenant whose lease expires in June 1998 for a long term renewal and anticipates a new lease document will be executed in the second quarter.

The Applied Communications Building has a single tenant who occupies the entire building. The tenant's lease expires August 1999.

1998 Comparisons
----------------

As of March 31, 1998, the Registrant's consolidated revenues are $769,268 an increase of $25,107 or 3% when compared to the results of the first quarter ended March 31, 1997. The increase in revenues is due to the increase of rental income at Atrium at Alpha Business Center and the Franklin Park Distribution Center as discussed above. During the first quarter ended March 31, 1998, consolidated expenses are $798,017 as compared to $700,429 for the three months ended March 31, 1997. The increase in expenses of $97,588 can be attributable to increases in payroll expenses ($25,961), professional services ($55,215) and other operating expenses ($17,738). The increase in professional services is due to legal fees incurred as a result of the two ongoing lawsuits in which the Registrant is involved.

1997 Comparisons
----------------

As of March 31, 1997, the Registrant's consolidated revenues are $744,161 an increase of $17,688 when compared to the results of the first quarter ended March 31, 1996. The increase in revenues is attributable to increases in rental income at the Atrium at Alpha Business Center and the Applied Communications Building. The increase in rental income at the Atrium Building is due to increases in the base rental rate ($12,563) and electric income ($2,089). At the Applied Communications Building, the increases in rental income is due to the rent step up built into the lease ($7,002) and an increase in escalation income ($2,635). The increases in income at these two properties are offset by an increase in the rent concession adjustment ($8,719) recorded at the Registrant.

During the first quarter ended March 31, 1997 consolidated expenses were $700,429 compared to $702,196 for the first quarter ended March 31, 1996. Consolidated expenses decreased $1,767 or less than 1%.

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal year 1997 and are not expected to have material impact in 1998.



PART II.  OTHER INFORMATION

Item 1. Litigation
------------------

As of March 31, 1997, the Registrant was a party to two lawsuits. The first was State of Missouri ex rel. KelCor, Inc. v. Nooney Realty Trust, Inc. On August 7, 1997, KelCor, Inc., a shareholder of the Registrant, filed a Petition for mandamus relief against the Registrant. KelCor's Petition sought a writ of mandamus compelling the Registrant to hold an Annual Meeting of shareholders by October 31, 1997. The Registrant opposed KelCor's Petition on the basis that the Registrant was unable to hold a valid meeting because of uncertainty over the validity of certain shares of the Registrant and that the determination of the validity of those shares needed to be first determined. The case was tried before the court on December 1, 1997, on which date the court entered a permanent order of mandamus requiring the Registrant to hold an Annual Meeting by January 15, 1998. The Registrant appealed the court's order to the Missouri Court of Appeals for the Eastern District. An oral argument on appeal was held on March 10, 1998. On April 14, 1998, the Missouri Court of Appeals issued an opinion ruling that KelCor was not entitled to mandamus relief with respect to the holding of an Annual Meeting. In the opinion, the Missouri Court of Appeals reversed the decision of the trial court requiring the Registrant to hold an Annual Meeting, and remanded the case to the trial Court with directions to quash the writ of mandamus. No appeal of the decision of the Missouri Court of Appeals has been taken.

The second lawsuit is Nooney Realty Trust, Inc. v. David L. Johnson, et al. This has been filed in the Circuit Court of Jackson County, Missouri. On August 18, 1997, the Registrant filed a petition for declaratory judgment against certain individuals and entities who claim to hold shares of the Registrant. The Registrant initiated the suit to obtain a judicial determination of the validity and status of some of the Registrant's shares (known as "Excess Shares") which Defendants claim to have purchased as a group on August 26, 1997. The Defendants moved to dismiss the suit and/or to stay the suit pending resolution of KelCor's mandamus suit in St. Louis County described above. On December 9, 1997, the Court denied Defendant's motion to dismiss the suit but stayed the case pending disposition of the mandamus action. The Board of Directors plans to conduct this case so that the validity and status of the Excess Shares can be finally determined pursuant to this suit.

While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the financial position and results of operations reflected in the financial statements presented herein. In addition, a determination in the second lawsuit that the Registrant's shares at issue are Excess Shares may result in these shares being returned to the Registrant's treasury without compensation, thus reducing the number of shares outstanding and increasing shareholders' equity per outstanding share. At this point, however, management cannot predict with certainty whether such shares will be deemed to be Excess Shares or how such shares will be treated if they are deemed to be Excess Shares. Once the validity and status of the Excess Shares can be determined, the Registrant will be in a position to hold an Annual Meeting.

Until the validity of the Excess Shares is known, the payment of dividends has been suspended. In order for the Registrant to continue to qualify as a REIT, substantially all of the Registrant's taxable income must be distributed to its shareholders. Accordingly, lack of resolution of the status of the Excess Shares could affect the Registrant's ability to continue to qualify as a REIT under the Internal Revenue Code in the future. The cost of the two lawsuits has been significant and has negatively impacted the earnings during 1997 and the remaining lawsuit will continue to do so in 1998.

Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------

            (a)   Exhibits

                  See Exhibit Index on page 13.

            (b)   Reports on Form 8-K

                  On March 12, 1998, the Registrant filed a report on For 8-K which reported an Item 5, Other Events.


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NOONEY REALTY TRUST, INC.


Dated:     May 15, 1998             By:    /s/  William J. Carden
                                       -----------------------------------
                                           William J. Carden
                                           Chairman and CEO

                                           /s/  Patricia A. Nooney
                                       -----------------------------------
                                           Patricia A. Nooney
                                           President and Secretary

                                 EXHIBIT INDEX

Exhibit Number          Description
--------------          -----------
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