Form 10-Q
period 1998-06-30
NOONEY REALTY TRUST INC
filed 1998-08-14
CIK 748580

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   ----------

                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended        June 30, 1998
                            ----------------------------------------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------

                      Commission file number      0-13754
                                             -----------------

                           NOONEY REALTY TRUST, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     Missouri                                   43-1339136
-------------------------------------------------          ---------------------
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                    Identification No.)

 500 N. Broadway, Ste. 1200, St. Louis, Missouri                   63102
-------------------------------------------------          ---------------------
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (314) 206-4600
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

PART I
Item 1 - Financial Statements:
-----------------------------

                                   NOONEY REALTY TRUST, INC.
                                   -------------------------
                                (A REAL ESTATE INVESTMENT TRUST)
                                --------------------------------
                                         BALANCE SHEETS
                                         --------------

                                                                    June 30,        December 31,
                                                                     1998               1997
ASSETS:                                                           (Unaudited)
                                                                  -----------       -----------
     Cash                                                         $   839,168       $   657,470
     Accounts receivable                                              201,731           260,085
     Prepaid expenses                                                  67,419            28,560
     Investment property, at cost:
         Land                                                       2,568,955         2,568,955
         Buildings and improvements                                17,757,647        17,739,921
                                                                  -----------       -----------
                                                                   20,326,602        20,308,876

         Less accumulated depreciation                              6,836,480         6,539,243
                                                                  -----------       -----------
                                                                   13,490,122        13,769,633

         Deferred expenses - at amortized cost                        168,539           211,015
                                                                  -----------       -----------

                                                                  $14,766,979       $14,926,763
                                                                  ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
     Accounts payable and accrued expenses                        $   331,263       $   405,017
     Deferred Compensation                                             81,667                 0
     Mortgage notes payable                                         4,693,310         4,740,875
     Refundable tenant deposits                                        37,785            43,093
                                                                  -----------       -----------

         Total liabilities                                          5,144,025         5,188,985
                                                                  -----------       -----------

Shareholders' Equity:
     Common Stock, $1 par value;
         Authorized, 5,000,000 shares; Issued and
         outstanding, 866,624 in 1998 and 1997-See Note F             866,624           866,624
     Additional paid-in capital                                    14,252,532        14,252,532
     Distributions in excess of net income                         (5,496,202)       (5,381,378)
                                                                  -----------       -----------

     Total Shareholder's Equity                                     9,622,954         9,737,778
                                                                  -----------       -----------

                                                                  $14,766,979       $14,926,763
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
                                                     -----------

                                                           Three Months Ended                   Six Months Ended
                                                       June 30,          June 30,         June 30,          June 30,
                                                         1998              1997             1998              1997
                                                       --------          --------         --------          --------
REVENUES:
     Rental and other income                           $786,523         $ 746,845        $1,554,345        $1,488,447
     Interest                                             1,472             2,776             2,916             5,335
                                                       --------         ---------        ----------        ----------
                                                        787,995           749,621         1,557,261         1,493,782

EXPENSES:

     Interest                                            98,897           100,826           198,291           202,110
     Depreciation and amortization                      186,972           187,198           371,479           357,516
     Real estate taxes                                  151,598           139,608           296,321           279,216
     Professional services                               63,647           125,431           146,015           152,583
     Electric                                            58,917            63,658            95,861           113,388
     Advisory fee/G & A Reimbursements
         paid to Nooney, Inc.                            51,300            58,107           109,758           116,663
     Cleaning                                            29,104            26,601            57,258            52,206
     Payroll                                             95,056            22,703           143,037            44,512
     Repairs & maintenance                               35,288            33,082            48,118            43,124
     Insurance                                           17,516            18,676            35,188            36,487
     Office expense                                      15,728            12,613            26,971            18,267
     Other operating expenses                            70,016            65,815           143,788           138,675
                                                       --------         ---------        ----------        ----------

                                                        874,039           854,318         1,672,085         1,554,747
                                                       --------         ---------        ----------        ----------

LOSS FROM OPERATIONS                                   $(86,044)        $(104,697)       $ (114,824)       $  (60,965)
                                                       ========         =========        ==========        ==========


LOSS PER SHARE (See Note F)                            $  (0.10)        $   (0.12)       $    (0.13)       $    (0.07)
                                                       ========         =========        ==========        ==========


                                   SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                              NOONEY REALTY TRUST, INC.
                                              -------------------------
                                           (A REAL ESTATE INVESTMENT TRUST)
                                           --------------------------------
                                          STATEMENT OF SHAREHOLDERS' EQUITY
                                          ---------------------------------
                                            SIX MONTHS ENDED JUNE 30, 1998
                                            ------------------------------
                                                     (UNAUDITED)
                                                     -----------

                                                              COMMON STOCK
                                                              ------------                ADDITIONAL      DISTRIBUTION
                                                               NUMBER OF                   PAID-IN        IN EXCESS OF
                                                          SHARES       AMOUNT              CAPITAL         NET INCOME
                                                          ------       ------              -------         ----------
                                                              (See Note F)
Balance, January 1, 1998                                 866,624      $866,624           $14,252,532      $(5,381,378)

Loss from Operations                                                                                         (114,824)

Distributions to Shareholders                                                                                       0
                                                         -------      --------           -----------      -----------

Balance, June 30, 1998                                   866,624      $866,624           $14,252,532      $(5,496,202)
                                                         =======      ========           ===========      ===========


                                   SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                             NOONEY REALTY TRUST, INC.
                                             -------------------------
                                         (A REAL ESTATE INVESTMENT TRUST)
                                         --------------------------------
                                             STATEMENTS OF CASH FLOWS
                                             ------------------------
                                                   (UNAUDITED)
                                                   -----------
                                                                                            Six Months Ended
                                                                                       June 30,          June 30,
                                                                                         1998              1997
                                                                                       --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Loss from operations                                                             $(114,824)        $ (60,965)
     Adjustments to reconcile loss from
     operations to net cash provided by operating activities:
         Depreciation and amortization                                                  371,479           357,516

         Changes in assets and liabilities:
              Decrease in accounts receivable                                            58,354            70,815
              Increase in prepaid expenses                                              (38,859)          (22,007)
              Increase in deferred expenses                                             (11,296)          (55,442)
              (Decrease) Increase in tenant deposits                                     (5,308)            9,190
              Increase in Deferred Compensation                                          81,667                 0
              (Decrease) Increase in accounts payable and
                  and accrued expenses                                                  (73,754)           35,671
                                                                                      ---------         ---------

              Total Adjustments                                                         382,283           395,743
                                                                                      ---------         ---------

         Net cash provided by operating activities                                      267,459           334,778
                                                                                      ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                                                   (38,196)         (131,484)
                                                                                      ---------         ---------

     Net cash used in investing activities                                              (38,196)         (131,484)
                                                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions to shareholders                                                       0          (381,315)
     Payments on mortgage notes payable                                                 (47,565)          (43,746)
                                                                                      ---------         ---------

         Net cash used in financing activities                                          (47,565)         (425,061)
                                                                                      ---------         ---------

NET INCREASE (DECREASE) IN CASH                                                         181,698          (221,767)

CASH, Beginning of period                                                               657,470           641,127
                                                                                      ---------         ---------

CASH, End of period                                                                   $ 839,168         $ 419,360
                                                                                      =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION - Cash paid during period for interest                               $ 198,291         $ 202,110
                                                                                      =========         =========



                                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                           NOONEY REALTY TRUST, INC.

                        (A REAL ESTATE INVESTMENT TRUST)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


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

NOTE B:

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant had employed Nooney Advisors, Ltd., a Missouri Limited partnership, to serve as the Registrant's investment and financial counselor and to supervise day-to-day operations of the Registrant. On February 9, 1998, the advisory contract was terminated pursuant to prior notice from the Board of Directors of the Registrant.

The Registrant's properties were managed by Nooney, Inc. a wholly-owned subsidiary of CGS Real Estate Company up until February 9, 1998, at which time the management agreement was terminated pursuant to notice from the Board of Directors of the Registrant. Certain officers and directors of the Registrant are also officers and directors of CGS Real Estate Company or one of its subsidiaries.

On February 10, 1998, the Registrant became a self-advised and self-managed entity. Nooney, Inc. is reimbursed for general and administrative expenses incurred on behalf of the Registrant.

NOTE  D:

Effective March 1, 1998, the Registrant entered into two five year employment agreements that are cancelable after three years subject to certain performance criteria as defined in the employment agreements. Annual compensation recognizable under the agreements total $300,000 and include options to purchase an aggregate of 75,000 shares of the Registrant's common stock at $10.00 per share. No options may be exercised during 1998. The options vest at a rate of 20% each anniversary date. The Registrant applies APB Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plan. Had compensation cost for the Registrant's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the Fixed

Stock Option Plan consistent with the method of FASB 123, "Accounting for Stock-Based Compensation", the company's net income/loss and earnings/loss per share would have been reduced to the pro forma amounts indicated below:

                                 Three Months Ended     Six Months Ended
                                      June 30, 1998        June 30, 1998
                                      -------------        -------------
Net Income (Loss):
      As Reported                         $(86,044)           $(114,824)
      Pro forma                            (89,456)            (119,174)

Earnings (Loss) per share:
      As reported                            $(.10)               $(.13)
      Pro forma                               (.10)                (.14)

The fair value of the option grant has been estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions: dividend yield of 9.7%, expected volatility of 22.1%, risk-free interest rate of 7%, and an expected life of 5 years.

NOTE E:

The earnings per share for the three and six month periods ended June 30, 1998 and 1997 have been computed based on 866,624 shares, the number outstanding during the periods.(See Note F)

NOTE F:

See Part II-Other Information, Item 1-Litigation

NOTE G:

Effective January 1, 1998, the Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components. The adoption of this statement did not affect the Registrant's consolidated financial statements for three and six month periods ended June 30, 1998 and 1997.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of June 30, 1998 is $839,168, an increase of $181,698 from the year end December 31, 1997. This increase in cash is primarily attributed to the positive cashflows produced by Atrium at Alpha Business Center, Applied Communications Building, and Franklin Park Distribution Center during the first and second quarters. During the first six months of 1998 the operations of the properties provided cash flow of $267,459. The Trust paid tenant improvements at the properties of $38,196 during the first six months of 1998, in addition to making payments on mortgage notes payable in the amount of $47,565. Based on the current cash position and the properties' ability to provide operating cash flow, the Trust expects the properties to fund capital expenditures for the remainder of 1998. The anticipated capital expenditures by property are as follows:

                                         Leasing Capital    Other Capital     Total
                                         ---------------    -------------     -----
Atrium at Alpha Business Center             $ 87,627          $ 46,600      $134,227
Applied Communications Building              307,853            65,428       373,281
Franklin Park Distribution Center                  0            12,920        12,920
                                            --------          --------      --------
                                            $395,480          $124,948      $520,428
                                            ========          ========      ========

The leasing capital at Atrium at Alpha includes funds for tenant alterations and lease commissions for new and renewal tenants. Other Capital at Atrium at Alpha will be expended for the replacement of heating and air conditioning compressor, suite signage, and elevator upgrades. At Applied Communications Building, leasing capital includes a lease commission anticipated to be paid for the 10 year lease renewal of the property's only tenant. Other Capital at Applied Communications represents payment anticipated for parking lot overlay. At Franklin Park Distribution Center, other capital also represents parking lot overlay.

Results of Property Operations
------------------------------

The results of operations for the Trust's properties for the quarters ended June 30, 1998 and 1997 are detailed in the schedule below. Expenses of the Trust are excluded.

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

                                                          Franklin Park        Applied
                                       Atrium at Alpha    Distribution      Communications
                                       Business Center       Center            Building
                                       ---------------    ------------      --------------
2nd Quarter 1998
----------------
Revenues                                   $332,865         $192,122           $275,483
Expenses                                    284,332          147,645            243,945
                                           --------         --------           --------
Net Income                                   48,533           44,477             31,538

Depreciation and Amortization                90,643           44,546             47,601
                                           --------         --------           --------
Funds from Operations                      $139,176         $ 89,023           $ 79,139
                                           ========         ========           ========

2nd Quarter 1997
----------------
Revenues                                   $295,542         $184,065           $271,524
Expenses                                    273,672          154,948            235,445
                                           --------         --------           --------
Net Income                                   21,870           29,117             36,079

Depreciation and Amortization                90,869           44,546             47,601
                                           --------         --------           --------
Funds from Operations                      $112,739         $ 73,663           $ 83,680
                                           ========         ========           ========

Net income at Atrium at Alpha for the quarters ended June 30, 1998 and 1997 is $48,533 and $21,870, respectively. Revenues increased $37,323 from increases in rental income ($35,797) due to higher base rental rates, and escalation income ($8,078). These increases were partially offset by a decrease in electric income ($7,026). Expenses increased $10,660 due to increases in the upkeep of tenant common areas ($4,289), parking lot/landscaping ($3,254), real estate taxes ($10,876), painting ($1,051), and vacancy expense ($6,002). These increased expenses were partially offset by decreases in electric ($4,937), payroll ($2,663), and repairs and maintenance ($7,164).

Net income at Franklin Park Distribution Center for the quarters ended June 30, 1998 and 1997 is $44,477 and $29,117, respectively. Revenues increased $8,057 when comparing the two quarters due to increases in base rental,
common area maintenance, and tax income.   Expenses remained relatively
stable when comparing the two periods.

Net income at the Applied Communications Building for the quarters ended June 30, 1998 and 1997 is $31,538 and $36,079, respectively. Revenues increased $3,959 during the quarter ended June 30, 1998 when compared to the quarter ended June 30, 1997. The increase in revenue is due to an increase in electric income as well as an increase in the base rental income offset by a decrease in escalation income. Operating expenses increased $8,500 when comparing the two quarters due to increases in repairs and maintenance ($7,046) and landscaping expenses ($2,000).

Occupancy levels at the Trust's properties during the second quarter remain at a high level. This can be attributable to the Trust's ability to renew the properties major tenants as their leases mature. The occupancy levels at June 30, 1998, 1997 and 1996 are as follows:

                                               Occupancy levels as of June 30,
                                               -------------------------------
      Property                                 1998           1997         1996
      --------                                 ----           ----         ----
Atrium at Alpha Business Center                 93%            93%          95%
Franklin Park Distribution Center              100%           100%         100%
Applied Communications Building                100%           100%         100%

The leasing activity at Atrium at Alpha Business Center during the second quarter resulted in an increase in occupancy to 93% as of June 30, 1998. During the quarter two tenants signed new leases to occupy 1,740 square feet; three existing tenants renewed their leases for 7,334 square feet and one tenant vacated 743 square feet. The property has two major tenants, one which leases 11% of the building with a lease expiring May 1999. The other major tenant occupies 21% of the available space on several leases, with their major leases expiring July 2001.The tenant has cancellation options on this
space effective July 1999.    This tenant also occupies several small suites
on a month to month basis. This tenant has notified management that they intend to vacate all but approximately 3000 square feet in August 1998. The tenant has hired a local broker to try to sublease their space until their cancellation date. To date no new tenant has been located. The Registrant feels the space can be released to one or more new tenants at a higher rental rate than this tenant has been paying, commencing in July 1999.

The Franklin Park Distribution Center is currently fully leased by two tenants. The larger tenant occupies approximately 57% of the building on a lease expiring in December 1999. The other tenant occupies 43% of the space on a lease which expired June 30, 1998. The tenant is currently on a month to month holdover status. The tenant and the Registrant had reached a verbal agreement on a long term renewal but prior to executing the lease document the tenant purchased another company and determined that the Franklin Park facility did not have adequate space to handle their new distribution needs. The tenant has notified the Registrant that they intend to vacate in the fall of 1998. The Registrant has hired a large local Chicago brokerage firm to immediately market the vacant space and locate a new tenant.

The Applied Communications Building has a single tenant who occupies the entire building on a lease which expires August 1999. The Registrant and tenant have reached a verbal agreement on a new ten year extension commencing September 1998 and the Registrant is anticipating executing this extension in August 1998.

Year 2000 Issues
----------------

The Registrant believes that the impact of the year 2000 will not have a material impact on future results. The Registrant utilizes various computer software packages as tools in running its accounting operations. The Registrant's properties are maintained on software provided by a third party. The Registrant has received information from that company indicating that the main software program has all its core products already compatible with 2000 dates and that these have been proven in the field for over five years. A few of the add on products that are not critical to the Registrant's business are in the process of being updated and the third party vendor anticipates compliance by the end of 1998.

1998 Comparisons
----------------

As of June 30, 1998, the Trust's consolidated revenues for the quarter ended and six month period ended are $787,995 and $1,557,261, respectively, an increase of $38,374 and $63,479 when compared to the results of the same
periods ended June 30, 1997.   The increase in revenues for the three and six
month periods ended can be attributable to increases in base rental income $46,840 and $85,215, escalation income $3,982 and $13,641 and miscellaneous/tax income $6,008 and $8,282, when compared to the three and six months ended June 30, 1997. These increases in income were partially offset by decreases in rent concessions $13,298 and $26,967, electric income $4,251 and $15,588, and interest income $1,304 and $2,419. The increase in base rental income is due to higher rental rates at all three properties when compared to 1997.

Consolidated expenses are $874,039 and $1,672,085 for the quarter and six month period ended June 30, 1998, respectively. For the same periods ended June 30, 1997, consolidated expenses were $854,318 and $1,554,747. Consolidated expenses increased $19,721 for the three month period ended June 30, 1998 when compared to June 30, 1997. Consolidated expenses increased $117,338 when comparing the six months ended June 30, 1998 to the six month period ended June 30, 1997. The increase in consolidated expenses for the three month period ended June 30, 1998 can be attributed to increases in real estate taxes ($11,990), other operating expenses ($4,201), and payroll ($72,353). These increases were partially offset by decreases in professional services ($61,784) and advisory fees/general and administrative reimbursement ($6,807). The increase in expenses for the six month period ending June 30, 1998 can be attributable to increases in depreciation/amortization ($13,963), real estate taxes ($17,105), cleaning ($5,052), payroll ($98,525), repairs and maintenance ($4,994) and office expense ($8,704). These increases were partially offset by decreases in professional services ($6,568), advisory fees/general and administrative reimbursement ($6,905), and electric expense ($17,527). The most significant increase for both the three and six month period ending June 30, 1998 is payroll, which can be attributed to the employment agreements effective March 1998. For additional information, refer to "Note D" on page 7 in the "Notes
to Unaudited Financial Statements".   For the three month period only, the
significant decrease in professional services is due to 1997 second quarter reflected costs for a special meeting held in connection with a lawsuit filed against the Trust. However, please note that for the six month periods ended June 30, 1998 and 1997 legal and other related costs associated with pending lawsuit totaled $101,140 and $113,120, respectively.

1997 Comparisons
----------------

As of June 30, 1997, the Trust's consolidated revenues for the quarter ended and six month period ended are $749,621 and $1,493,782, respectively, an increase of $32,382 and $50,069 when compared to the results of the same periods ended June 30, 1996. The increase in revenues for the three and six month periods ended can be attributable to increases in base rental income $16,790 and $36,355 and escalation income $28,874 and $32,135 when compared to the three and six months ended June 30, 1996. The increase in income is attributable to the Atrium at Alpha Business Center and the Applied Communications Building.

Consolidated expenses are $854,318 and $1,554,747 for the quarter ended and the six month period ended June 30, 1997, respectively. For the same periods ended June 30, 1996, consolidated expenses were $687,735 and $1,389,930. Consolidated expenses increased $166,583 for the three month period ended
June 30, 1997 when compared to June 30, 1996. Consolidated expenses increase $164,817 when comparing the six months ended June 30, 1997, to the six month period ended June 30, 1996. The increase in consolidated expenses for the three month period ended June 30, 1997 can be attributable to increases in professional services ($114,896), repairs and maintenance ($21,699), depreciation and amortization ($8,476) and payroll ($6,093). The increase in expenses for the six month period ending June 30, 1997 can be attributable to increases in professional services ($133,728), other operating expenses ($24,646), repairs and maintenance ($15,506) and payroll ($10,087), partially offset by decreases in real estate taxes ($10,653) and interest ($3,512). The most significant increase is in professional services which is due to the legal fees incurred in connection with the lawsuit filed against the Trust by one of its shareholders. Legal fees were incurred for preparation and advice to the board of directors in connection with a special meeting held during the second quarter, appearance in court and preparation of court materials in defense of the suit, and review of proxy materials prior to mailing to shareholders. A more complete description of the lawsuit can be found by referring to Item 1 of Part II. Other Information on page 12 of this report. The legal fees incurred in connection with this lawsuit were approximately $111,000 or $.13 per share for the three month period ended June 30, 1997.

Inflation
---------

The effects of inflation did not have a material impact upon the Trust's operations.

PART II. OTHER LITIGATION

Item 1. Litigation
------------------

As of June 30, 1998, the Registrant was a party to a lawsuit entitled Nooney Realty Trust, Inc. v. David L. Johnson, et al. This lawsuit has been filed in the Circuit Court of Jackson County, Missouri. On August 18, 1997, the Registrant filed a petition for declaratory judgment against certain individuals and entities who claim to hold shares of the Registrant. The Registrant initiated the suit to obtain a judicial determination of the validity and status of some of the Registrant's shares (known as "Excess Shares") which Defendants claim to have purchased as a group on August 26, 1997. The Defendants moved to dismiss the suit and/or to stay the suit pending resolution of a mandamus suit filed by KelCor, Inc. against the Registrant on August 7, 1997, in St. Louis County, Missouri. On December 9, 1997, the Court denied Defendant's motion to dismiss the suit but stayed the case pending disposition of the mandamus action. The mandamus action has been resolved in favor of the Registrant. On July 10, 1998, pursuant to a motion made by Defendants on June 25, 1998, the Court ordered that the December 9,1997 order staying the proceedings was lifted and that the case should be placed on the active trial docket. On July 7, 1998, the Registrant filed an Amended Petition to add two additional Defendants to the case and to add additional claims against the Defendants for malicious prosecution and abuse of process. The Defendants, on August 3, 1998, filed a Motion for Summary Judgment to dismiss the Registrant's count for declaratory judgment. The Registrant intends to respond to the Defendants' Motion for Summary Judgment on or before August 24, 1998. The Board of Directors plans to conduct this case so that the validity and status of the Excess Shares can be finally determined pursuant to this suit.

While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the financial position and results of operations reflected in the financial statements presented herein. In addition, a determination in the lawsuit that the Registrant's shares at issue are Excess Shares may result in these shares being returned to the Registrant's treasury without compensation, thus reducing the number of shares outstanding and increasing shareholders' equity per outstanding share. At this point, however, management cannot predict with certainty whether such shares will be deemed to be Excess Shares or how such shares will be treated if they are deemed to be Excess Shares. Once the validity and status of the Excess Shares can be determined, the Registrant will be in a position to hold an Annual Meeting. Until the validity of the Excess Shares is known, the payment of dividends has been suspended. In order for the Registrant to continue to qualify as a REIT, substantially all of the Registrant's taxable income must be distributed to its shareholders. Accordingly, lack of resolution of the status of the Excess Shares could affect the Registrant's ability to continue to qualify as a REIT under the Internal Revenue Code in the future. The cost of this lawsuit may negatively impact earnings during 1998.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)   Exhibits

               See Exhibit Index.

         (b)   Reports on Form 8-K

               None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NOONEY REALTY TRUST, INC.

Dated:   August 14, 1998            By: /s/ William J. Carden
      -----------------------          ------------------------------
                                        William J. Carden
                                        Chairman and CEO

                                        /s/ Patricia A. Nooney
                                       ------------------------------
                                        Patricia A. Nooney
                                        President and Secretary

                                 EXHIBIT INDEX

Exhibit Number        Description
--------------        -----------
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
