Form 10-Q
period 1998-09-30
NOONEY REALTY TRUST INC
filed 1998-11-13
CIK 748580

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                             -------------------

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended               September 30, 1998
                             --------------------------------------------------

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

 For the transition period from                        to
                                ----------------------     --------------------

                    Commission file number      0-13754
                                            ---------------

                            NOONEY REALTY TRUST, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Missouri                                              43-1339136
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

500 North Broadway, Suite 1200, St. Louis, MO                      63102
---------------------------------------------               -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
                                                   ----------------------------

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
                                                    -----      -----

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes       No
                                -----    -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1998 there were 866,624 shares of the Registrant's common stock, par value $1 per share, issued and outstanding.

PART I
Item 1 - Financial Statements:
------------------------------

                                      NOONEY REALTY TRUST, INC.
                                      -------------------------
                                  (A REAL ESTATE INVESTMENT TRUST)
                                  --------------------------------
                                           BALANCE SHEETS
                                           --------------
                                                                   Sept. 30,              December 31,
                                                                     1998                     1997
                                                                  (Unaudited)
                                                                  -----------             ------------
ASSETS:
   Cash                                                           $   819,115             $   657,470
   Accounts receivable                                                248,327                 260,085
   Prepaid expenses                                                    52,897                  28,560
   Investment property, at cost:
      Land                                                          2,568,955               2,568,955
      Buildings and improvements                                   17,759,802              17,739,921
                                                                  -----------             -----------
                                                                   20,328,757              20,308,876

      Less accumulated depreciation                                (6,989,717)             (6,539,243)
                                                                  -----------             -----------
                                                                   13,339,040              13,769,633

      Deferred expenses - at amortized cost                           447,523                 211,015
                                                                  -----------             -----------

                                                                  $14,906,902             $14,926,763
                                                                  ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Accounts payable and accrued expenses                          $   506,119             $   405,017
   Deferred Compensation                                              142,917                       0
   Mortgage notes payable                                           4,668,771               4,740,875
   Refundable tenant deposits                                          37,785                  43,093
                                                                  -----------             -----------

      Total liabilities                                             5,355,592               5,188,985
                                                                  -----------             -----------

Shareholders' Equity:
   Common Stock, $1 par value;
      Authorized, 5,000,000 shares; Issued and
      outstanding, 866,624 in 1998 and 1997-See Note F                866,624                 866,624
   Additional paid-in capital                                      14,252,532              14,252,532
   Distributions in excess of net income                           (5,567,846)             (5,381,378)
                                                                  -----------             -----------

   Total Shareholders' Equity                                       9,551,310               9,737,778
                                                                  -----------             -----------

                                                                  $14,906,902             $14,926,763
                                                                  ===========             ===========



                              SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


                                              NOONEY REALTY TRUST, INC.
                                              -------------------------
                                          (A REAL ESTATE INVESTMENT TRUST)
                                          --------------------------------
                                              STATEMENTS OF OPERATIONS
                                              ------------------------
                                                    (UNAUDITED)
                                                    -----------
                                                Three Months Ended                   Nine Months Ended
                                             Sept. 30,        Sept. 30,         Sept. 30,         Sept. 30,
                                               1998              1997             1998              1997
                                             ---------        ---------        ----------        ----------

REVENUES:
   Rental and other income                   $840,562         $ 783,644        $2,394,905        $2,272,091
   Interest                                    13,817             1,451            16,733             6,786
                                             --------         ---------        ----------        ----------
                                              854,379           785,095         2,411,638         2,278,877

EXPENSES:

   Interest                                    98,389           100,360           296,680           302,470
   Depreciation and amortization              180,940           187,744           552,419           545,260
   Real estate taxes                          157,464           142,458           453,786           421,674
   Professional services                      123,558           188,601           269,573           341,184
   Electric                                    70,787            81,272           166,647           194,660
   Advisory fee/G&A Reimbursements             51,300            59,124           161,065           175,787
   Cleaning                                    29,179            27,994            86,437            80,200
   Payroll                                     96,782            21,970           239,819            66,482
   Repairs & maintenance                       38,322            15,517            86,441            58,641
   Insurance                                   17,552            18,159            52,740            54,646
   Office expense                               9,388            27,437            36,358            45,704
   Other operating expenses                    52,362            43,137           196,141           181,816
                                             --------         ---------        ----------        ----------

                                              926,023           913,773         2,598,106         2,468,524
                                             --------         ---------        ----------        ----------

LOSS FROM OPERATIONS                         $(71,644)        $(128,678)       $ (186,468)       $ (189,643)
                                             ========         =========        ==========        ==========


LOSS PER SHARE (Basic & Diluted)             $  (0.08)        $   (0.15)       $    (0.22)       $    (0.22)
                                             ========         =========        ==========        ==========


                                   SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


                                   NOONEY REALTY TRUST, INC.
                                   -------------------------
                                (A REAL ESTATE INVESTMENT TRUST)
                                --------------------------------
                               STATEMENT OF SHAREHOLDERS' EQUITY
                               ---------------------------------
                              NINE MONTHS ENDED SEPTEMBER 30, 1998
                              ------------------------------------
                                          (UNAUDITED)
                                          -----------

                                        COMMON STOCK
                                        ------------              ADDITIONAL      DISTRIBUTION
                                          NUMBER OF                PAID-IN        IN EXCESS OF
                                   SHARES          AMOUNT          CAPITAL         NET INCOME
                                   ------          ------          -------         ----------
                                        (See Note F)
Balance, January 1, 1998           866,624        $866,624       $14,252,532      $(5,381,378)

Loss from Operations                                                                 (186,468)

Distributions to Shareholders                                                               0
                                   -------        --------       -----------      -----------

Balance, Sept. 30, 1998            866,624        $866,624       $14,252,532      $(5,567,846)
                                   =======        ========       ===========      ===========


                         SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


                                     NOONEY REALTY TRUST, INC.
                                     -------------------------
                                 (A REAL ESTATE INVESTMENT TRUST)
                                 --------------------------------
                                     STATEMENTS OF CASH FLOWS
                                     ------------------------
                                           (UNAUDITED)
                                           -----------
                                                                         Nine Months Ended
                                                                    Sept. 30,         Sept. 30,
                                                                      1998               1997
                                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss from operations                                             $(186,468)        $(189,643)
   Adjustments to reconcile earnings (loss) from
   operations to net cash provided by operating activities:
      Depreciation and amortization                                   552,419           545,260

      Changes in assets and liabilities:
         Decrease in accounts receivable                               11,758            59,240
         Increase in prepaid expenses                                 (24,337)         (102,046)
         Increase in deferred expenses                               (317,983)          (65,444)
         (Decrease) Increase in refundable tenant deposits             (5,308)            9,190
         Increase in Deferred Compensation                            142,917                 0
         Increase in accounts payable
            and accrued expenses                                      101,102           170,601
                                                                    ---------         ---------

         Total Adjustments                                            460,568           616,801
                                                                    ---------         ---------

      Net cash provided by operating activities                       274,100           427,158
                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to investment property                                   (40,351)         (165,446)
                                                                    ---------         ---------

   Net cash used in investing activities                              (40,351)         (165,446)
                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to shareholders                                       0          (381,315)
   Payments on mortgage notes payable                                 (72,104)          (66,315)
                                                                    ---------         ---------

      Net cash used in financing activities                           (72,104)         (447,630)
                                                                    ---------         ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                               161,645          (185,918)

CASH AND CASH EQUIVALENTS,
   Beginning of period                                                657,470           641,127
                                                                    ---------         ---------

CASH AND CASH EQUIVALENTS,
   End of period                                                    $ 819,115         $ 455,209
                                                                    =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Cash paid during period for interest               $ 296,680         $ 302,470
                                                                    =========         =========



                         SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


                         NOONEY REALTY TRUST, INC.
                         -------------------------
                     (A REAL ESTATE INVESTMENT TRUST)
                     --------------------------------
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                  ---------------------------------------
          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
          -------------------------------------------------------

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

NOTE B:

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant had employed Nooney Advisors, Ltd., a Missouri limited partnership, to serve as the Registrant's investment and financial counselor and to supervise the day-to-day operations of the Registrant. On February 9, 1998, the advisory contract was terminated pursuant to prior notice from the Board of Directors of the Registrant.

The Registrant's properties were managed by Nooney, Inc. a wholly owned subsidiary of CGS Real Estate Company up until February 9, 1998, at which time the management agreement was terminated pursuant to notice from the
Board of Directors of the Registrant.   Certain officers and directors of the
Registrant are also officers and directors of CGS Real Estate Company or one of its subsidiaries.

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

                                 Three Months Ended     Nine Months Ended
                                 September 30, 1998    September 30, 1998
                                 ------------------    ------------------
Net Income (Loss):
   As Reported                        $(71,644)            $(186,468)
   Pro forma                           (76,017)             (195,191)

Earnings (Loss) per share:
   As Reported                           $(.08)                $(.22)
   Pro forma                              (.09)                 (.23)


The fair value of the option grant has been estimated on the date of grant using the Black-Sholes option pricing model with the following assumptions: dividend yield of 9.7%, expected volatility of 24%, risk-free interest rate of 7%, and an expected life of 5 years.

On August 20, 1998, the Registrant granted 12,500 stock appreciation rights to the three outside Directors to be paid in cash to the extent the Registrant's Common Stock price exceeds eight dollars and thirty seven and one-half cents. The rights vest 20% per year and expire five years after vesting.

NOTE E:

Basic and diluted loss per share for the three and nine month periods ended September 30, 1998 and 1997 have been computed based on 866,624 shares, the number outstanding during the periods. (See Note F)

NOTE F:

See Part II-Other Information, Item 1-Litigation

NOTE G:

Effective January 1, 1998, the Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components. The adoption of this statement did not affect the Registrant's financial statements for the three and nine month periods ended September 30, 1998 and 1997.

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of September 30, 1998 is $819,115, an increase of $161,645 from year end December 31, 1997. This increase in cash is primarily attributed to positive cashflows produced by Atrium at Alpha Business Center and Franklin Park Distribution Center during the nine month period ended September 30, 1998. During this period, the operations of the property provided cash flow of $274,100. The Trust paid capital expenditures at the properties of $40,351 during the first nine months of 1998 and reduced the mortgage debt by $72,104. Based on the current cash position and the properties' ability to provide operating cash flow, the Trust expects the properties to fund capital expenditures for the remainder of 1998. The anticipated capital expenditures by property are as follows:

                                        Other           Leasing
                                       Capital          Capital        Total
                                       -------          -------        -----
Atrium at Alpha                        $     0          $     0       $     0
Applied Communications Building         65,428                0        65,428
Franklin Park Distribution Center       11,890                0        11,890
                                       -------          -------       -------
                                       $77,318          $     0       $77,318
                                       =======          =======       =======


The other capital at Applied Communications Building and Franklin Park Distribution Center both include anticipated costs for parking lot overlay.

Results of Property Operations
------------------------------

The results of operations for the Trust's properties for the quarters ended September 30, 1998 and 1997 are detailed in the schedule below. Revenues and expenses of the Trust are excluded.

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

                                                       Franklin Park       Applied
                                      Atrium at        Distribution     Communications
                                        Alpha             Center           Building
                                        -----             ------           --------
            1998
            ----
Revenues                               $335,243          $233,282         $282,020
Expenses                                284,344           147,435          245,942
                                       --------          --------         --------
Net Income                               50,899            85,847           36,078

Depreciation and Amortization            90,324            36,276           50,157
                                       --------          --------         --------
Funds from Operations                  $141,223          $122,123         $ 86,235
                                       ========          ========         ========


            1997
            ----
Revenues                               $320,664          $190,952         $277,909
Expenses                                274,815           145,179          233,574
                                       --------          --------         --------
Net Income                               45,849            45,773           44,335

Depreciation and Amortization            91,414            44,546           47,601
                                       --------          --------         --------
Funds from Operations                  $137,263          $ 90,319         $ 91,936
                                       ========          ========         ========


Net income at Atrium at Alpha for the quarters ended September 30, 1998 and 1997 is $50,899 and $45,849, respectively. The increase in net income of $5,050 is attributable to an increase in revenues of $14,579, partially offset by an increase in expenses of $9,529. The increase in income is primarily due to increases in base rental income ($9,480) and escalation income ($9,553), partially offset by a decrease in electric income ($4,803). The expenses that increased were in the categories of real estate taxes ($10,877) and professional fees ($7,902), partially offset by a decrease in parking lot expenses ($9,895).

Net income at Franklin Park Distribution Center for the quarters ended September 30, 1998 and 1997 is $85,847 and $45,773, respectively. Net income increased $40,074 when comparing the two quarters, primarily due to an increase in revenues of $42,330. This can be attributed to a $39,351 rental income increase due to holdover rent received from a tenant in the lease renewal negotiating period. There were also slight increases in the common area maintenance and tax income accounts. Expenses overall remained relatively stable when comparing the two periods, however operating expenses increases ($10,526), partially offset by a decrease in amortization expense ($8,270).

At the Applied Communications Building net income for the quarters ended September 30, 1998 and 1997 is $36,078 and $44,335 respectively. This decrease in net income of $8,257 can be attributable to an increase in expenses ($12,368), partially offset by an increase in income ($4,111). The increase in income is due to an increase in rental income ($9,915), partially offset by decreases in electric income ($2,559) and escalation income ($3,245). The increase in expenses can primarily be attributed to increases in repairs and maintenance ($13,219) and amortization ($2,556). These increases were partially offset by a decrease in electric expense ($4,179). The increase in repairs and maintenance is due to the cost of sidewalk repairs at the property.

Occupancy levels at the Trust's properties during the third quarter remain at a high level. These levels can be attributable to the Trust's ability to renew the properties major tenants as their leases mature. The occupancy levels at September 30, 1998, 1997 and 1996 are as follows:


       Property                       1998        1997        1996
       --------                       ----        ----        ----
Atrium at Alpha                        92%         96%         95%
Franklin Park Distribution Center     100%        100%        100%
Applied Communications Building       100%        100%        100%


The leasing activity at Atrium at Alpha during the third quarter of 1998 decreased slightly to an occupancy level of 92% as of September 30, 1998. During the quarter, there were no new or renewed leases. One tenant vacated 906 square feet. The building has two major tenants, one which leases 11% of the building with a lease expiring May 1999. A proposal was sent with renewal options to this tenant during third quarter 1998. The other major tenant occupies 21% of the available space on several leases, with their major leases expiring July 2001. The tenant had cancellation options on this space effective July 1999. This tenant also occupies several small suites on a month to month basis. The tenant and the Registrant have reached a verbal cancellation agreement and the tenant intends to vacate all but approximately 3000 square feet on October 31, 1998. The Registrant has also reached a verbal agreement with a new tenant to occupy 14,000 square feet of the space to be vacated at an 8% increase in the base rental rate. The new tenant is anticipated to occupy the space as of January 1, 1999.

Franklin Park Distribution Center currently is fully leased by two tenants. The larger of the two tenants occupies approximately 57% of the building with a lease expiration date of December 1999. The other tenant occupies approximately 43% of the building and the lease expired in June 1998. The tenant is currently on a month to month holdover status and has notified the Registrant they will vacate on October 31, 1998. The tenant and the Registrant has reached a verbal agreement on a long term renewal but prior to executing the lease document, the tenant purchased another company and determined that the Franklin Park facility did not have adequate space to handle their distribution needs. The Registrant has hired a large local Chicago brokerage firm to immediately market the vacant space and locate a tenant.

The Applied Communications Building has a single tenant who occupies the entire building. The tenant's lease previously expired in August 1999. The Registrant and the tenant have signed a new ten year extension which commenced as of September 1998. This extension provides a 3% increase in rental income effective each January 1st throughout the life of the lease.

Year 2000 Issues
----------------

The Registrant believes that the impact of the year 2000 will not cause the Registrant to incur a future expense that will have a material impact on future results. The management company employed by the Registrant utilizes various computer software packages as tools in running its accounting operations. The Registrant's properties are maintained on software provided by a third party. The management company has received information from that company indicating that the main software program has all its core products already compatible with 2000 dates and that these have been proven in the field for over five years. A few of the add on products that are not crucial to the management company's business are in the process of being updated and the third party vendor anticipates compliance by the end of 1998.

1998 Comparisons
----------------

The Trust's consolidated revenues for the quarter ended and nine month period ended September 30, 1998 are $854,379 and $2,411,638, respectively, which represents an increase of $69,284 and $132,761 when compared to the results of the same periods ended September 30, 1997.

The increase in revenues for the quarter ended can be attributable to increases in base rental income at both The Atrium Alpha at Business Center and Franklin Park Distribution Center (the majority being due to the holdover rent income at Franklin Park as mentioned in the property comparisons) and an increase of ($12,366) in interest income due to funds earned from a sweep
bank account opened in 1998.    The increase for the nine month period is
primarily due to increases in base rental income at all three properties ($143,961). There were also increases in escalation income at Atrium at Alpha Business Center, interest income, and tax income. These increases were partially offset by decreases in concessions and electric income at Atrium at Alpha Business Center.

Consolidated expenses were $926,023 and $2,598,106 for the quarter and nine month period ended September 30, 1998, respectively. For the same periods ended September 30, 1997, consolidated expenses were $913,773 and $2,468,524, respectively. Consolidated expenses increased $12,250 and $129,582 when comparing the three and nine month periods ended September 30, 1998 to the prior same periods.

The increase in consolidated expenses for the three month period can be attributable to increases in real estate tax expense ($15,006), payroll expense ($74,812), repairs and maintenance ($22,805), and other operating expenses ($9,225). These increases were partially offset by decreases in depreciation and amortization ($6,804), professional services ($65,043), general and administrative reimbursements ($7,824), electric expense ($10,485), and office expenses ($18,049).

The increase in consolidated expenses for the nine month period can be attributable to increases in depreciation and amortization ($7,159), real estate tax expense ($32,112), cleaning expense ($6,237), payroll expense ($173,337), repairs and maintenance ($27,800), and other operating expenses ($14,337). These increases for the nine month period ending September 30, 1998 were partially offset by decreases in interest expense ($5,790), professional services ($71,611), electric expense ($28,013), general and administrative reimbursements ($14,722), insurance ($1,906), and office expenses ($9,346).

The most significant increase for both the three and nine month periods ending September 30, 1998 is payroll, which can be attributed to the employment agreements effective March 1998. For additional information, refer to "Note D" on page 7 in the "Notes to Unaudited Financial Statements". The increase in repairs and maintenance for both periods is primarily due to sidewalk repairs at Applied Communications Building and miscellaneous exterior building repairs at Atrium at Alpha Business Center. The significant decrease in both periods in professional services is primarily due to no proxy solicitation and legal costs incurred as was in 1997 in connection with a special meeting held August 1997 related to a lawsuit filed against the Trust. However, for the nine month periods ended September 30, 1998 and 1997 legal and other associated costs with pending lawsuit totaled $200,661 and $290,376, respectively. The above mentioned August 1997 meeting also attributed to the decreased office and administrative costs in 1998.

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

Consolidated expenses were $913,773 and $2,468,524 for the quarter ended and nine month period ended September 30, 1997, respectively. For the same periods ended September 30, 1996, consolidated expenses were $694,394 and $2,084,326, respectively. Consolidated expenses increased $219,379 and $384,198 when comparing the three and nine month periods ended September 30, 1997 to the prior same periods.

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


PART II. OTHER LITIGATION

Item 1. Litigation
------------------

As of September 30, 1998, the Registrant was a party to a lawsuit entitled Nooney Realty Trust, Inc. v. David L. Johnson, et al. This lawsuit has been filed in the Circuit Court of Jackson County, Missouri. On August 18, 1997, the Registrant filed a petition for declaratory judgment against certain individuals and entities who claim to hold shares of the Registrant. The Registrant initiated the suit to obtain a judicial determination of the validity and status of some of the Registrant's shares (known as "Excess Shares") which Defendants claim to have purchased as a group on August 26, 1997. The Defendants moved to dismiss the suit and/or to stay the suit pending resolution of a mandamus suit filed by KelCor, Inc. against the Registrant on August 7, 1997, in St. Louis County, Missouri. On December 9, 1997, the Court denied Defendant's motion to dismiss the suit but stayed the case pending disposition of the mandamus action. The mandamus action has been resolved in favor of the Registrant. On July 10, 1998, pursuant to a motion made by Defendants on June 25, 1998, the Court ordered that the December 9, 1997 order staying the proceedings was lifted and that the case should be placed on the active trial docket. On July 7, 1998, the Registrant filed an Amended Petition to add two additional Defendants to the case and to add additional claims against the Defendants for malicious prosecution and abuse of process. The Defendants, on August 3, 1998, filed a

Motion for Summary Judgment to dismiss the Registrant's count for declaratory judgment. The Court has set a briefing schedule under which the Registrant has been conducting discovery and will respond to Defendants' Motion for Summary Judgment by December 11, 1998. The Board of Directors intends for the validity and status of the Excess Shares to be finally determined pursuant to this suit.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      See Exhibit Index.

(b)   Reports on Form 8-K

      None

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NOONEY REALTY TRUST, INC.


Dated:   November 13, 1998              By:  /s/   William J. Carden
       ----------------------                ----------------------------------
                                             William J. Carden
                                             Chairman and CEO


                                             /s/    Patricia A. Nooney
                                             ----------------------------------
                                             Patricia A. Nooney
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


                                    -14-

