Form 10-K
period 1998-12-31
NOONEY REALTY TRUST INC
filed 1999-03-25
CIK 748580

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                --------------

                                   FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended        December 31, 1998
                          ----------------------------------------------------

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                         to
                               ------------------------  ---------------------

                   Commission file number      0-13754
                                          -----------------

                           NOONEY REALTY TRUST, INC.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             Missouri                                          43-1339136
---------------------------------------                   --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

500 N. Broadway, St. Louis, Missouri                             63102
-----------------------------------------------             ------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code      (314) 206-4600
                                                    --------------------------

------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------

           None                                   Not Applicable
------------------------------         ---------------------------------------

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

      As of February 1, 1999, there were 866,624 shares of the Registrant's common stock, par value $1 per share, issued and outstanding. (See Item 3:
Legal Proceedings - the number of outstanding shares is in dispute).

Documents incorporated by reference:

(1) Portions of the Registrant's 1998 Annual Report to Shareholders are incorporated by reference in Parts I & II of this Annual Report on Form 10-K.

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

The real estate investment market began to improve in 1994, and has continued this improvement through 1998, and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of the Trust's properties in the future. The status of the Trust's individual properties and opportunities to increase their value is carefully reviewed by management and the Board of Directors on a quarterly basis along with any proposals or opportunities that are presented to expand or merge the Trust.

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

The Registrant retained Nooney Advisors Ltd., L.P. (the "Advisor"), a Missouri limited partnership, to serve as the Registrant's investment and financial counselor and to supervise the day-to-day operations of the Registrant. Property management services for the Registrant's investment properties are provided by "independent contractors" (as defined in the Internal Revenue Code and regulations promulgated thereunder), which independent contractor was Nooney, Inc., which is an affiliate of the Advisor.

Throughout the 10-K, references are made to the following companies listed in Column A below. Please note that on January 28, 1998, the names of said companies were changed to the names listed in Column B below.

      Column A                      Column B
      --------                      --------
      Nooney Company                Brooklyn Street Properties, Inc.
      Nooney Krombach Company       Hanley Brokers, Inc.

ITEM 2:     PROPERTIES
----------------------

On March 28, 1985, the Registrant purchased The Atrium at Alpha Business Center ("The Atrium"), an office building located at 2626 East 82nd Street in Bloomington, Minnesota, a suburb of Minneapolis. The Atrium contains approximately 89,000 net rentable square feet and is located, along with a parking lot that will accommodate 336 cars, on a 4.2 acre site. The purchase price of The Atrium was $8,393,716. The Atrium was 76% leased by 27 tenants at year-end.

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

On December 16, 1986, the Registrant purchased the Franklin Park Distribution Center ("Franklin Park"), a warehouse and distribution facility located at 3431 N. Powell Avenue in Franklin Park, Illinois, a suburb west of Chicago. Franklin Park contains approximately 162,000 net rentable square feet and is located on a 5 acre site which provides parking for 100 cars. The purchase
price of Franklin Park was $4,301,494.   Franklin Park was 57% leased by 1
tenant at year-end.

Reference is made to Note 3 of Notes to Financial Statements incorporated by reference to the Registrant's 1998 Annual Report to Shareholders under the heading "Financial Statements and Notes" for a description of the mortgage indebtedness secured by the Registrant's real property investments. Reference is also made to Note 6 of Notes to Financial Statements for a discussion of revenues derived from major tenants.

The following table sets forth certain information as of December 31, 1998, relating to the properties owned by the Registrant.

============================================================================================================================
                                                           AVERAGE
                                                           ANNUALIZED
                                                           EFFECTIVE
                                          TOTAL            BASE RENT                  PRINCIPAL TENANTS
                              SQUARE      ANNUALIZED       PER SQUARE     PERCENT     OVER 10% OF PROPERTY        LEASE
PROPERTY                      FEET        BASE RENT        FOOT           LEASED      SQUARE FOOTAGE              EXPIRATION
----------------------------------------------------------------------------------------------------------------------------
Atrium At Alpha
Business Center                89,000     $1,034,355        $15.14         76%        Case Corp. (11%)              1999

Applied
Communications Inc.                                                                   Applied Communications,
Building                       70,000       $987,000        $14.10        100%        Inc. (100%)                   2008

Franklin Park
Distribution Center           162,000       $280,152         $3.05         57%        Household Finance (57%)       1999
============================================================================================================================

ITEM 3:     LEGAL PROCEEDINGS
-----------------------------

During 1998, the Trust successfully completed litigation of State of Missouri ex rel. KelCor, Inc. v. Nooney Realty Trust, Inc. On August 7, 1997, KelCor, Inc., a shareholder of the Trust, filed a Petition for mandamus relief against the Trust. KelCor's Petition sought a writ of mandamus compelling the Trust to hold an Annual Meeting of shareholders by October 31, 1997. The Trust opposed KelCor's Petition on the basis that the Trust was unable to hold a valid meeting because of uncertainty over the validity of certain shares of the Trust and that the determination of the validity of those shares needed to first be determined. The case was tried before the Court on December 1, 1997, on which date the Court entered a permanent order of mandamus requiring the Trust to hold an Annual Meeting by January 15, 1998. The Trust appealed the Court's order to the Missouri Court of Appeals for the
Eastern District.   On April 14, 1998, the Court of Appeals reversed and
remanded the cause to the trial court with directions to quash the writ of mandamus, finding that KelCor had attempted "to play fast and loose with the court." The trial court quashed the writ of mandamus and entered judgment for the Trust on October 22, 1998.

The Trust is a party to a lawsuit entitled Nooney Realty Trust, Inc. v.
David L. Johnson, et al. This lawsuit has been filed in the Circuit Court of Jackson County, Missouri. On August 18, 1997, the Trust filed a petition for declaratory judgment against certain individuals and entities who claim to hold shares of the Trust. The Trust initiated the suit to obtain a judicial determination of the validity and status of some of the Trust's shares (known as "Excess Shares") which Defendants claim to have purchased as a group on August 26, 1997. The Defendants moved to dismiss the suit and/or to stay the suit pending resolution of a mandamus suit filed by KelCor, Inc. against the Trust on August 7, 1997, in St. Louis County, Missouri. On December 9, 1997, the Court denied Defendant's motion to dismiss the suit but stayed the case pending disposition of the mandamus action. The mandamus action has been resolved in favor of the Trust. On July 10, 1998, pursuant to a motion made by Defendants on June 25, 1998, the Court ordered that the December 9, 1997 order staying the proceedings be lifted and that the case be placed on the active trial docket. On July 7, 1998, the Trust filed an Amended Petition to add two additional Defendants to the case and to add additional claims against certain of the Defendants for malicious prosecution and abuse of process. The Defendants, on August 3, 1998, filed a Motion for Summary Judgment to dismiss the Trust's count for declaratory judgment. On December 11, 1998, the Trust filed its cross-motion for summary judgment on the declaratory judgment count and the parties'
cross-motions are currently pending before the Court.   The case has been
placed on the March 29, 1999, trial docket call. The Board of Directors intends for the validity and status of the Excess Shares to be finally determined pursuant to this suit.

While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the financial position and results of operations reflected in the financial statements that are incorporated by reference. In addition, a determination in the lawsuit that the Trust's shares at issue are Excess Shares may result in these shares being returned to the Trust's treasury without compensation, thus reducing the number of shares outstanding and increasing shareholders' equity per outstanding share. At this point, however, management cannot predict with certainty whether such shares will be deemed to be Excess Shares or how such shares will be treated if they are deemed to be Excess Shares. Once the validity and status of the Excess Shares can be determined, the Trust will be in a position to hold an Annual Meeting. Until the validity of the Excess Shares is known, the payment of dividends has been suspended. In order for the Trust to continue to qualify as a REIT, substantially all of the Trust's taxable income must be distributed to its shareholders. Accordingly, lack of resolution of the status of the Excess Shares could affect the Trust's ability to continue to qualify as a REIT under the Internal Revenue Code in the future. The cost of these lawsuits negatively impacted earnings during 1998 and 1997.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

There were no matters submitted to a vote of Shareholders during the fourth quarter of fiscal 1998.


                                    PART II
                                    -------

ITEM 5:     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-----------------------------------------------------------------
            STOCKHOLDER MATTERS
            -------------------

The information required by Item 201 of Regulation S-K is incorporated by reference to the Registrant's 1998 Annual Report to Shareholders under the headings "Market Information" and "Dividends".

ITEM 6:     SELECTED FINANCIAL DATA
-----------------------------------

The information required by Item 301 of Regulation S-K is incorporated by reference to the Registrant's 1998 Annual Report to Shareholders under the heading "Financial Highlights".

ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------------------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

The information required by Item 303 of Regulation S-K is incorporated by reference to the Registrant's 1998 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
-----------------------------------------------------------------
            RISK
            ----

The Registrant considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Registrant had no holdings of derivative financial or commodity instruments at December 31, 1998. A review of the Registrant's other financial instruments and risk exposures at that date revealed that the Company had no exposure to interest rate risk.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------

The financial statements of the Registrant are incorporated by reference to the Registrant's 1998 Annual Report to Shareholders. Financial Statement Schedules are filed herewith as Exhibit 99.1 and are incorporated herein by reference. The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------------------------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE
            -----------------------------------

                              None

                                   PART III
                                   --------

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The following table sets forth certain information with respect to the executive officers of the Registrant as of March 1, 1999.

                                                                             Has served as
        Name                        Position                        Age      officer since
        ----                        --------                        ---      -------------

William J. Carden                   Chief Executive Officer and     54       March 1, 1998
                                    Chairman of the Board

Gregory J. Nooney, Jr.<F1>          Vice Chairman                   68       1984

Thomas N. Thurber                   Treasurer and CFO               48       March 1, 1998


Patricia A. Nooney <F1>             President and Secretary         42       1990


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

Gregory J. Nooney, Jr. has served as Chairman of the Board and Chief Executive Officer of Brooklyn Street Properties, Inc. since May 1983. Mr. Nooney joined Brooklyn Street Properties, Inc. in 1954 and served as
President from 1969 to May 1983.   Brooklyn Street Properties, Inc., which
was founded in 1945, is a real estate investment company. Mr. Nooney is currently Chairman of Nooney, Inc. (See also Item 13.) In addition, Mr. Nooney was Chairman and Chief Executive Officer of the Registrant from 1984 through February 1998.

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

Patricia A. Nooney is President of Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. (See also Item 13.) Ms. Nooney joined Brooklyn Street Properties, Inc. in 1981 and has served as an officer since 1985. Since 1990, Ms. Nooney has been President and Secretary of the Registrant.

DIRECTORS OF THE REGISTRANT
---------------------------

The following table sets forth certain information with respect to the Board of Directors of the Registrant.

      NAME                        AGE                       POSITIONS OR OFFICES
      ----                        ---                          WITH THE TRUST
                                                            --------------------

William J. Carden                 54                        Chairman of the Board, Chief
                                                            Executive Officer and Director

Gregory J. Nooney, Jr.            68                        Vice Chairman and Director

Lawrence E. Fiedler               60                        Director<F*>

William W. Geary, Jr.             56                        Director<F*>

James P. Ingram                   58                        Director<F*>

<F*>Independent Director as defined in the Trust's Bylaws.

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

Gregory J. Nooney, Jr. has served as Chairman of the Board and Chief Executive Officer of Brooklyn Street Properties, Inc. since May 1983. Mr. Nooney joined Brooklyn Street Properties, Inc. in 1954 and served as
President from 1969 to May 1983.   Brooklyn Street Properties, Inc.,
which was founded in 1945, is a real estate investment company. From 1984 through February 1998, Mr. Nooney was Chairman and Chief Executive Officer of the Registrant.

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

ITEM 11:    EXECUTIVE COMPENSATION
----------------------------------

Gregory J. Nooney, Jr. was Chief Executive Officer from January 1, 1998 through February 28, 1998. He did not receive any direct compensation from the Registrant for his services as Chief Executive Officer. (See Part III,
Item 13 below). William J. Carden became Chief Executive Officer of the Registrant on March 1, 1998.

                                               SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------
                                              Annual Compensation<F1>           Long-Term Compensation<F1>
                                    ----------------------------------------------------------------------------
                                                                                    Awards            Payouts
                                    ----------------------------------------------------------------------------

                                                                                        Securities
                                                                  Other                   Under-
                                                                  Annual    Restricted     Lying                 All Other
                                                                 Compen-      Stock      Options/      LTIP       Compen-
   Name and Principal                  Salary         Bonus       sation     Award(s)      SARs       Payouts     sation
        Position              Year       ($)           ($)         ($)         ($)          (#)         ($)         ($)
----------------------------------------------------------------------------------------------------------------------------
William J. Carden, CEO        1998    $166,667<F2>     N/A         N/A         N/A        50,000        N/A         N/A
----------------------------------------------------------------------------------------------------------------------------

<F1>   Mr. Carden's Employment Agreement and Stock Option Agreement provide for acceleration of deferral or vesting in the event the Registrant is liquidated or his employent is terminated except for cause.

<F2>   $141,667 was deferred until a later date pursuant to his employment agreement described below.

                                         OPTION/SAR GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------------------

                                                                                       Potential Realizable
                                                                                         Value At Assumed
                                                                                       Annual Rates of Stock
                               Individual Grants                                      Price Appreciation For
                                                                                            Option Term
-------------------------------------------------------------------------------------------------------------

                                            Percent Of
                            Number Of          Total
                            Securities       Options/
                            Underlying     SARs Granted    Exercise of               ------------------------
                           Option/SARs     To Employees     Base Price   Expiration
          Name             Granted (#)    In Fiscal Year      ($/Sh)        Date         5% ($)       10% ($)
-------------------------------------------------------------------------------------------------------------
William J. Carden, CEO       10,000          13.33%         $10<F1>        3/1/04       $34,000      $ 77,200
-------------------------------------------------------------------------------------------------------------
William J. Carden, CEO       10,000          13.33%         $10<F2>        3/1/05       $40,700      $ 94,900
-------------------------------------------------------------------------------------------------------------
William J. Carden, CEO       10,000          13.33%         $10<F3>        3/1/06       $47,700      $114,400
-------------------------------------------------------------------------------------------------------------
William J. Carden, CEO       10,000          13.33%         $10<F4>        3/1/07       $55,100      $135,800
-------------------------------------------------------------------------------------------------------------
William J. Carden, CEO       10,000          13.33%         $10<F5>        3/1/08       $62,900      $159,400
-------------------------------------------------------------------------------------------------------------

<F1>   Became exercisable on March 1, 1999.         <F4>   Becomes exercisable on March 1, 2002.
<F2>   Becomes exercisable on March 1, 2000.        <F5>   Becomes exercisable on March 1, 2003
<F3>   Becomes exercisable on March 1, 2001.

On March 1, 1998, the Registrant entered into an employment agreement with William J. Carden, as Chief Executive Officer, for a five-year period. The base compensation is to be $16,666.67 per month, of which $2,500.00 shall be payable and $14,166.67 shall be payable on a deferred basis without interest at the end of the term.

The independent directors were entitled to receive the following fees during 1998: (a) $500 for each meeting attended in person; (b) $250 for each meeting conducted by telephone conference at which a vote was taken; and (c) an annual fee of $1,000. In addition, the directors were reimbursed by the Trust for their expenses and other out-of-pocket expenses incurred in connection with attending meetings of the Trust and carrying on the business of the Trust.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
---------------------------------------------------------------
            MANAGEMENT
            ----------

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

On or about January 20, 1999, Amendment No. 2 to Schedule 13D ("Amendment No. 2") setting forth the following information was filed with the SEC by William
J. Carden (a director and executive officer of the Trust), Kissimee Sq. Assoc., Ltd., a Texas limited partnership and No.-So., Inc., a Texas corporation. Amendment No. 2 indicates that Mr. Carden is the beneficial owner of 79,150 shares of the Trust's common stock, or approximately 9.0% of the total outstanding shares, and has shared voting power and shared dispositive power with respect to 69,150 of such shares and sole voting power and sold dispositive power with respect to 10,000 of such shares, which 10,000 shares Mr. Carden has the right to acquire pursuant to a stock option which became exercisable on March 1, 1999. Amendment No. 2 further indicates that each of Kissimee Sq. Assoc., Ltd., and No.-So., Inc. is the beneficial owner of 69,150 shares of the Trust's common stock, or approximately 8.0% of the total outstanding shares, and each has shared voting power and shared dispositive power with respect to all of such shares. Each of Kissimee Sq. Assoc., Ltd., No.-So., Inc., and Mr. Carden have a principal business address of 5850 San Felipe, Suite 450, Houston, Texas 77057.

There are several lawsuits currently on file, see Item 3 herein, which contest the ownership of certain shares of the Registrant.

The table below sets forth information as of February 1, 1999, regarding the number of shares of the Trust beneficially owned by each of the directors and executive officers of the Trust and by all directors and officers as a group:


                NAME OF                       NUMBER OF SHARES      PERCENT OF
           BENEFICIAL OWNER                BENEFICIALLY OWNED <F1>   CLASS <F2>
           ----------------                -----------------------  ----------

      Gregory J. Nooney, Jr                         8,022 <F3>           *
      William J. Carden                            79,150 <F4>         9.0%
      Lawrence Fiedler                                  0                *
      William Geary                                     0                *
      James P. Ingram                                  50                *
      Patricia A. Nooney                            5,165                *
      Thomas N. Thurber                             5,000 <F5>           *
      Directors and officers as a group            97,387             11.05%

----------
<F1>   Under the rules of the Securities and Exchange Commission, persons who have power to vote or dispose of securities, either alone or jointly with others, are deemed to be the beneficial owners of such securities. Accordingly, shares owned separately by spouses or other family members are not included. Except as described in the footnotes below, the director has both sole voting power and sole investment power with respect to the shares set forth in the table.
<F2>   An asterisk indicates that the number of shares beneficially owned does not exceed one percent of the Trust's common stock issued and outstanding.
<F3>   Includes 3,031 shares owned by Brooklyn Street Properties, Inc. (f/k/a
       Nooney Company), of which Gregory J. Nooney, Jr. is a director and shareholder. Includes 3,535 shares held as co-trustee of a trust, as to which Mr. Nooney shares voting and investment power.
<F4>   69,150 of the shares are owned by Kissimee Sq. Assoc., Ltd., a Texas limited partnership, the general partner of which is No.-So., Inc., a Texas corporation, of which Mr. Carden is the President. As the general partner of Kissimee Sq. Assoc., Ltd., No.-So., Inc. has the power to control the voting and disposition of these 69,150 shares, and as the president of No.-So., Inc., Mr. Carden may be deemed to have control over the manner in which No.-So., Inc. exercises its power to vote and dispose of these shares. As such, Mr. Carden may be deemed to share voting power and investment power with Kissimee Sq. Assoc., Ltd. and No.-So., Inc. with respect to 69,150 of the shares. Mr. Carden has the right to acquire beneficial ownership of up to 10,000 of the shares by exercise of a stock option, which stock option became exercisable on March 1, 1999.
<F5>   Mr. Thurber has the right to acquire beneficial ownership of all of such shares by exercise of a stock option which became exercisable on March 1, 1999.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------

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

On December 10, 1997, letters were sent to Nooney Advisors Ltd., L.P., the current Advisor to the Trust, and Nooney, Inc., the property manager, notifying them that their contracts would be canceled in 60 days (on February 9, 1998) in accordance with the terms of the respective agreements. During 1998 the Registrant paid advisory fees of $13,368 to Nooney Advisors, L.P. for the period January 1 through February 9, 1999.

In 1998 lease commissions of $102,229 were paid by the Registrant to Nooney, Inc. and property management fees of $10,160 were paid.

Effective February 10, 1998, the Trust reimburses Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company, for various salary (including salary for Gregory J. Nooney, Jr.) and overhead expenses. During 1998 such reimbursements amounted to $188,100.

                                    PART IV
                                    -------

ITEM 14:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
----------------------------------------------------
            AND REPORTS ON FORM 8-K
            -----------------------

(a)   The following documents are filed as a part of this report:

      1.    Financial Statements:

            The financial statements of the Registrant are incorporated by reference to the Registrant's 1998 Annual Report to Shareholders.

      2.    Financial Statement Schedules (filed herewith as Exhibit 99.1):

            Schedule III - Real Estate and Accumulated Depreciation

            All other schedules are omitted because they are inapplicable or not required under the instructions.

      3.    Exhibits:

            See Exhibit Index on Page 18.

(b)   Reports on Form 8-K:


      During the last quarter of the period covered by this report, the Registrant filed no reports on Form 8-K.

(c)   Exhibits:

      See Exhibit Index on Page 18.

(d)   Not Applicable.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NOONEY REALTY TRUST, INC.



Date:    March 25, 1999       By:  /s/  William J. Carden
      --------------------       -----------------------------------------------
                                         William J. Carden
                                         Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.



                                  /s/  William J. Carden
                           -----------------------------------------------------
                                        William J. Carden
                                        Chief Executive Officer
                                        and Director



                                  /s/  Patricia A. Nooney
                           -----------------------------------------------------
                                        Patricia A. Nooney
                                        President and Secretary




                                  /s/  Thomas N. Thurber
                           -----------------------------------------------------
                                        Thomas N. Thurber
                                        Treasurer and Chief Financial Officer

                                  /s/  Gregory J. Nooney, Jr.
                           -----------------------------------------------------
                                        Gregory J. Nooney, Jr.
                                        Director



                                  /s/  James P. Ingram
                           -----------------------------------------------------
                                        James P. Ingram
                                        Director



                                  /s/  Lawrence E. Fiedler
                           -----------------------------------------------------
                                        Lawrence E. Fiedler
                                        Director



                                  /s/  William W. Geary, Jr.
                           -----------------------------------------------------
                                        William W. Geary, Jr.
                                        Director

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

10.1        Dividend Reinvestment Agreement between Mellon
            Bank, N.A. and the Registrant is incorporated by reference to Exhibit 10(d) to Amendment No. 1 to the Registration Statement on Form S-11 under the Securities
            Act of 1933 (File No. 2-91851).

10.2 Dividend Reinvestment Plan is incorporated by reference to pages A-1 - A-3 of the Prospectus of the Registrant dated September 25, 1984, as supplemented and filed pursuant to Rule 424(c) under the Securities Act of 1933
            (File No. 2-91851).

10.3 Employment Agreement and Exhibit A for William J. Carden, dated as of March 1, 1998, is incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed pursuant to Rule 13a-1 under The
            Securities Exchange Act of 1934 (File No. 0-13754).

10.4        Stock Option Agreement for William J. Carden, dated as of March 1,
            1998, is incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1997, as filed pursuant to Rule 13a-1 under The
            Securities Exchange Act of 1934 (File No. 0-13754).

10.5 Employment Agreement and Exhibit A for Thomas N. Thurber, dated as of March 1, 1998, is incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed pursuant to Rule 13a-1 under The
            Securities Exchange Act of 1934 (File No. 0-13754).



10.6 Stock Option Agreement for Thomas N. Thurber, dated as of March 1, 1998, is incorporated by reference to Exhibit 10.8 to the Registrant's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1997, as filed pursuant to Rule 13a-1 under The Securities
            Exchange Act of 1934 (File No. 0-13754).

10.7        Filed herewith.  Amendment No. 1 to Nonqualified Stock
            Option Agreement for William J. Carden, dated as of May 28, 1998.

10.8        Filed herewith.  Amendment No. 1 to Nonqualified Stock
            Option Agreement for Thomas N. Thurber dated as of May 28, 1998.

10.9        Filed herewith.  Landlord's Exclusive Commercial Listing
            Agreement between the Registrant and Nooney, Inc.
            dated as of February 10, 1998.

10.10       Filed herewith.  Management Contract between the Registrant and
            Nooney, Inc. dated as of November 1, 1997.

 13 1998 Annual Report to Shareholders. Except for those portions expressly incorporated by reference in this Form 10-K, the 1998 Annual Report to Shareholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K.

 27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

99.1        Financial Statement Schedules.