Form 10-Q
period 1999-03-31
NOONEY REALTY TRUST INC
filed 1999-05-14
CIK 748580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                               ---------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended              March 31, 1999
                             -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

                        Commission file number    0-13754
                                                -----------

                           NOONEY REALTY TRUST, INC.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              Missouri                                  43-1339136
-----------------------------------            -------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 500 N. Broadway, Suite 1200, St. Louis, Missouri            63102-2124
--------------------------------------------------    ------------------------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
                                                   ---------------------------

------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                           if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                          -----        -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes        No
                          -----     -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 1998, there were 866,624* shares of the Registrant's common stock, par value $1 per share, issued and outstanding.

PART I
Item 1 - Financial Statements:
-----------------------------

                                              NOONEY REALTY TRUST, INC.
                                              -------------------------
                                         (A REAL ESTATE INVESTMENT TRUST)
                                         --------------------------------
                                                  BALANCE SHEETS
                                                  --------------
                                                             March 31,             December 31,
                                                               1999                    1998
                                                            (Unaudited)
                                                            -----------            ------------
ASSETS:

   Cash                                                     $   401,114             $   505,365
   Accounts receivable                                          166,692                 174,231
   Prepaid expenses                                             103,678                  31,908
   Investment property, at cost:
      Land                                                    2,568,955               2,568,955
      Buildings and improvements                             17,690,549              17,616,281
                                                            -----------             -----------
                                                             20,259,504              20,185,236
      Less accumulated depreciation                           6,990,179               6,830,183
                                                            -----------             -----------
                                                             13,269,325              13,355,053
      Deferred expenses - at amortized cost                     459,528                 490,980
                                                            -----------             -----------

                                                            $14,400,337             $14,557,537
                                                            ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Accounts payable and accrued expenses                    $   415,827             $   404,986
   Mortgage notes payable                                     4,618,124               4,643,712
   Deferred Compensation                                        265,417                 204,167
   Refundable tenant deposits                                    56,953                  56,953
                                                            -----------             -----------
      Total liabilities                                       5,356,321               5,309,818
                                                            -----------             -----------
Shareholders' Equity:
   Common Stock, $1 par value;
      Authorized, 5,000,000 shares; Issued and
      outstanding, 866,624 shares
      1999 and 1998-See Note F                                  866,624                 866,624
   Additional paid-in capital                                14,252,532              14,252,532
   Distributions in excess of net income                     (6,075,140)             (5,871,437)
                                                            -----------             -----------

   Total Shareholder's Equity                                 9,044,016               9,247,719
                                                            -----------             -----------

                                                            $14,400,337             $14,557,537
                                                            ===========             ===========

                        SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                            NOONEY REALTY TRUST, INC.
                                            -------------------------
                                        (A REAL ESTATE INVESTMENT TRUST)
                                        --------------------------------
                                            STATEMENTS OF OPERATIONS
                                            ------------------------
                                                   (UNAUDITED)
                                                   -----------
                                                                      Three Months Ended
                                                              March 31,                March 31,
                                                                1999                     1998
                                                              ---------                ---------
REVENUES:

   Rental and other income                                    $ 751,832                $767,824
   Interest                                                       4,570                   1,444
                                                              ---------                --------
                                                                756,402                 769,268

EXPENSES:

   Interest                                                      97,340                  99,394
   Depreciation and amortization                                191,448                 184,507
   Real estate taxes                                            145,417                 144,723
   G&A Reimbursement / Advisory fees                             51,300                  58,458
   Trustee Fees                                                  11,235                   6,623
   Cleaning & Supplies                                           34,770                  28,154
   Payroll                                                      104,655                  47,980
   Insurance                                                     17,396                  17,671
   Utilities                                                     52,164                  50,927
   Professional Services                                        149,922                  82,367
   Snow Removal                                                  24,245                  14,998
   Operating expenses                                            80,213                  62,215
                                                              ---------                --------

                                                                960,105                 798,017
                                                              ---------                --------

LOSS FROM OPERATIONS                                          $(203,703)               $(28,749)
                                                              =========                ========


LOSS PER SHARE (Basic & Diluted)                              $   (0.24)               $  (0.03)
                                                              =========                ========


                        SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                               NOONEY REALTY TRUST, INC.
                                               -------------------------
                                            (A REAL ESTATE INVESTMENT TRUST)
                                            --------------------------------
                                           STATEMENT OF SHAREHOLDERS' EQUITY
                                           ---------------------------------
                                           THREE MONTHS ENDED MARCH 31, 1999
                                           ---------------------------------
                                                      (UNAUDITED)
                                                      -----------


                                                            COMMON STOCK
                                                     ------------------------        ADDITIONAL       DISTRIBUTION
                                                            NUMBER OF                  PAID-IN        IN EXCESS OF
                                                     SHARES            AMOUNT          CAPITAL         NET INCOME
                                                     ------            ------        ----------       ------------
Balance, January 1, 1999                             866,624          $866,624       $14,252,532      $(5,871,437)

Net Loss from Operations                                                                                 (203,703)
                                                     -------          --------       -----------      -----------
Balance, March 31, 1999                              866,624          $866,624       $14,252,532      $(6,075,140)
                                                     =======          ========       ===========      ===========




                                    SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                               NOONEY REALTY TRUST, INC.
                                               -------------------------
                                            (A REAL ESTATE INVESTMENT TRUST)
                                            --------------------------------
                                                STATEMENTS OF CASH FLOWS
                                                ------------------------
                                                      (UNAUDITED)
                                                      -----------
                                                                                 Three Months Ended
                                                                          March 31,               March 31,
                                                                            1999                    1998
                                                                          ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss from operations                                                   $(203,703)              $ (28,749)
   Adjustments to reconcile net loss from
   operations to net cash provided by operating activities:
      Depreciation and amortization                                         191,448                 184,507

      Changes in assets and liabilities:
         Decrease in accounts receivable                                      7,539                  33,016
         Increase in prepaid expenses                                       (71,770)                (73,837)
         Increase in deferred expenses                                            0                 (10,278)
         Increase in deferred compensation                                   61,250                  25,000
         Increase (Decrease) in accounts payable
             and accrued expenses                                            10,841                (103,937)
         Decrease in refundable tenant deposits                                   0                  (2,089)
                                                                          ---------               ---------

         Total Adjustments                                                  199,308                  52,382
                                                                          ---------               ---------

      Net cash (used in) provided by operating activities                    (4,395)                 23,633
                                                                          ---------               ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to investment property                                         (74,268)                 (1,098)
                                                                          ---------               ---------

      Net cash used in investing activities                                 (74,268)                 (1,098)
                                                                          ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to shareholders                                             0                       0
   Payments on mortgage notes payable                                       (25,588)                (23,534)
                                                                          ---------               ---------

      Net cash used in financing activities                                 (25,588)                (23,534)
                                                                          ---------               ---------

NET DECREASE IN CASH                                                       (104,251)                   (999)

CASH, Beginning of period                                                   505,365                 657,470
                                                                          ---------               ---------

CASH, End of period                                                       $ 401,114               $ 656,471
                                                                          =========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Cash paid during period for interest                     $  97,340               $  99,394


                                    SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                            NOONEY REALTY TRUST, INC.
                        (A REAL ESTATE INVESTMENT TRUST)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NOTE A:

Refer to the Registrant's financial statements for the year ended December 31, 1998, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

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

                                                      March 31, 1998
                                                      --------------
Net Income:
    As Reported                                         $(203,703)
    Pro forma                                           $(207,478)

Earnings per share:
    As reported                                           $  (.24)
    Pro forma                                             $  (.24)

The fair value of the option grant has been estimated on the date of grant using
the Black-Sholes option pricing model with the following assumptions:   dividend
yield of 9.7%, expected volatility of 22.1%, risk-free interest rate of 7%, and an expected life of 5 years.

On August 20, 1998 the Registrant granted 12,500 stock appreciation rights to the three outside Directors to be paid in cash to the extent the Registrant's Common Stock price exceeds eight dollars and thirty seven and one-half cents. The rights vest 20% per year and expire five years after vesting.

NOTE E:

Basic and diluted loss per share for the three month periods ended March 31, 1999 and 1998 have been computed based on 866,624 shares the number outstanding during the periods. (See Note F)

NOTE F:

During 1998, the Trust successfully completed litigation of State of Missouri ex rel. KelCor, Inc. V. Nooney Realty Trust, Inc. On August 7, 1997, KelCor, Inc., a shareholder of the Trust, filed a Petition for mandamus relief against the Trust. KelCor's Petition sought a writ of mandamus compelling the Trust to hold an Annual Meeting of shareholders by October 31, 1997. The Trust opposed KelCor's Petition on the basis that the Trust was unable to hold a valid meeting because of uncertainty over the validity of certain shares of the Trust and that the determination of the validity of those shares needed to first be determined. The case was tried before the Court on December 1, 1997, on which date the Court entered a permanent order of mandamus requiring the Trust to hold an Annual Meeting by January 15, 1998. The Trust appealed the Court's order to the Missouri Court of Appeals for the Eastern District. On April 14, 1998, the Court of Appeals reversed and remanded the cause to the trial court with directions to quash the writ of mandamus, finding that KelCor had attempted to "to play fast and loose with the court." The trial court quashed the writ of mandamus and entered judgement for the Trust on October 22, 1998.

The trust is a party to a lawsuit entitled Nooney Realty Trust, Inc. V. David L. Johnson, et al. This lawsuit has been filed in the Circuit Court of Jackson County, Missouri. On August 18, 1997, the Trust filed a petition for declaratory judgement against certain individuals and entities who claim to hold shares of the Trust. The Trust initiated the suit to obtain a judicial determination of the validity and status of some of the Trust's shares (known as "Excess Shares") which Defendants claim to have purchased as a group on August 26, 1997. The Defendants moved to dismiss the suit and/or stay the suit pending resolution of a mandamus suit filed by KelCor, Inc against the Trust on August 7, 1997, in St. Louis County, Missouri. On December 9, 1997, the Court denied Defendant's motion to dismiss the suit but stayed the case pending disposition of the mandamus action. The mandamus action has been resolved in favor of the Trust. On July 10, 1998, pursuant to a motion made by Defendants on June 25, 1998, the Court ordered that the December 9, 1997 order staying the proceedings be lifted and that the case be placed on the active trial docket.
On July 7, 1998, the Trust filed an Amended Petition to add two additional Defendants to the case and to add additional claims against certain of the Defendants for malicious prosecution and abuse of process. The Defendants, on August 3, 1998, filed a Motion for Summary Judgement to dismiss the Trust's count for declaratory judgment. On December 11, 1998, the Trust filed its cross-motion for summary judgment on the declaratory judgment count. On April 27, 1999, the Court entered summary judgment for Defendants on the Trust's declaratory judgment count and designated this decision for appeal without awaiting resolution of the Trust's remaining claims. The Trust's present intention is to appeal the judgment.

While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the financial position and results of the operations reflected in the financial statements that are incorporated by reference. Once the validity and status of the Excess Shares can be determined, the Trust will be in a position to hold an Annual Meeting. Until the validity of the Excess Shares is known, the payment of dividends has been suspended. In order for the Trust to continue to qualify as a REIT, substantially all of the Trust's taxable income must be distributed to its shareholders. Accordingly, lack of resolution of the status of the Excess Shares could affect the Trust's ability to continue to qualify as a REIT under the Internal Revenue Code in the future. The cost of these lawsuits negatively impacted earnings during 1998 and 1997.

NOTE G:

The Registrant has no items of other comprehensive income, accordingly net income and other comprehensive income are the same.

NOTE H:

The Trust has three reportable operating segments: Atrium at Alpha Business Center, Franklin Park Distribution Center, and Applied Communications Building. The Trust's management evaluates performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, unusual and extraordinary items, and interest.

                                            THREE MONTHS ENDED
                                                 MARCH 31,
(In thousands)                           1999                 1998
                                         ----                 ----
Revenues:
    Atrium at Alpha                   $  345,151           $  321,282
    Franklin Park                        105,259              193,602
    ACI Building                         266,026              272,360
                                      ----------           ----------
                                         716,436              787,244
                                      ==========           ==========

Operating Profit:
    Atrium at Alpha                   $   68,645           $   62,978
    Franklin Park                        (47,372)              38,461
    ACI Building                          38,242               62,792
                                      ----------           ----------
                                          59,515              164,231
                                      ==========           ==========

Capital Expenditures:
    Atrium at Alpha                   $   74,268           $    1,098
    Franklin Park                              0                    0
    ACI Building                               0                    0
                                      ----------           ----------
                                          74,268                1,098
                                      ==========           ==========

Depreciation and Amortization:
    Atrium at Alpha                   $   95,076           $   88,686
    Franklin Park                         36,375               44,546
    ACI Building                          55,814               47,601
                                      ----------           ----------
                                         187,265              180,833
                                      ==========           ==========

Assets:
    Atrium at Alpha                   $2,581,105           $2,302,636
    Franklin Park                        980,629              929,974
    ACI Building                       2,085,924            1,925,976
                                      ----------           ----------
                                       5,647,658            5,158,586
                                      ==========           ==========

Reconciliation of segment data to the Trust's consolidated data follow:

                                                            Three Months Ended
                                                                 March 31,
                                                          1999              1998
                                                          ----              ----
Revenues:
    Segments                                          $   716,436       $   787,244
    Corporate and other                                    39,966           (17,976)
                                                      -----------       -----------
                                                          756,402           769,268
                                                      ===========       ===========


Operating Profit:
    Segments                                          $    59,515       $   164,231
    Corporate and other income                             39,966           (17,796)
    General and administrative expenses                  (303,184)         (175,184)
                                                      -----------       -----------
    Net Loss                                             (203,703)          (28,749)
                                                      ===========       ===========


Depreciation and Amortization
    Segments                                          $   187,265       $   180,833
    Corporate and other                                     4,183             3,674
                                                      -----------       -----------
                                                          191,448           184,507
                                                      ===========       ===========


Assets:
    Segments                                          $ 5,647,658       $ 5,158,586
    Corporate and other                                 8,752,679         9,634,868
                                                      -----------       -----------
                                                       14,400,337        14,793,454
                                                      ===========       ===========

ITEM 7:  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of March 31, 1999, is $401,114, resulting in a decrease of $104,251 from the year ended December 31, 1998. During the first quarter, net cash used in operating activities was $4,395. Capital additions were made in the amount of $74,268 and payments were made to reduce the debt of $25,588. The Registrant expects cashflow and cash on hand to fund anticipated capital expenditures for the remainder of 1999. The anticipated capital expenditures by property are as follows:

                                          Leasing Capital      Other Capital         Total
                                          ---------------      -------------         -----
Atrium at Alpha Business Center               $182,211           $209,250           $391,461
Applied Communications Building                350,000                  0            350,000
Franklin Park Distribution Center              494,762             22,345            517,107
                                            ----------           --------         ----------
                                            $1,026,973           $231,595         $1,258,568

Leasing Capital at Atrium at Alpha Business Center is for tenant improvements and lease commissions for new and renewal tenants. Other Capital is anticipated for a new air conditioning compressor, upgrades to the suite signage and elevators, lobby and restroom renovations, corridor remodel & carpet, and new monument signage. At Applied Communications Building, Leasing Capital is for tenant improvements for the renewal of the single tenant at the property. At Franklin Park Distribution Center, Leasing Capital consists of tenant improvements and lease commissions for new and renewal tenants. Other Capital is anticipated for the painting of exterior metal panels. The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement scheduled will be postponed until such funds are available.

Results of Operations
---------------------

The results of operations for the Registrant's properties for the quarters ended March 31, 1999 and 1998 are detailed in the schedule below. Revenues and expenses of the Registrant are excluded.

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

                                                          Franklin Park             Applied
                                     Atrium at Alpha      Distribution           Communications
                                     Business Center         Center                 Building
                                     ---------------      -------------          --------------
1st Quarter 1999
----------------
Revenues                                $345,151            $105,259                $266,026
Expenses                                 276,506             152,631                 227,784
                                        --------            --------                --------

Net Income                                68,645             (47,372)                 38,242

Depreciation and Amortization             95,076              36,375                  55,814
                                        --------            --------                --------

Funds from Operations                   $163,721            $(10,997)               $ 94,056
                                        ========            ========                ========

1st Quarter 1998
----------------
Revenues                                $321,282            $193,602                $272,360
Expenses                                 258,304             155,141                 209,568
                                        --------            --------                --------

Net Income                                62,978              38,461                  62,792

Depreciation and Amortization             88,686              44,546                  47,601
                                        --------            --------                --------

Funds from Operations                   $151,664            $ 83,007                $110,393
                                        ========            ========                ========

At Atrium at Alpha Business Center, revenues increased $23,869 when comparing first quarter 1999 to the first quarter of 1998. The increase in revenue can be attributable to increases in base rental income ($8,853), escalation income ($8,570), and miscellaneous income ($8,100). These increases were partially offset by a decrease in electric income ($1,654). The increase in miscellaneous income can be attributed to the receipt of a termination fee. The increase in rental revenue is primarily due to increased rental rates and the increased escalation revenue is due to a related increase in 1998 escalatable expenses. Expenses increased $18,202 when comparing the first quarter of 1999 to the first quarter of 1998. This increase in expenses is mainly attributable to increases payroll expense ($4,973), common area expenses ($7,971), snow removal ($4,986), amortization expense ($6,782), and other operating expenses ($1,030). These increases were partially offset by decreases in electricity expense ($3,999) and professional fees ($3,541). The increase in common area expenses is due to the expense of a lunch cart made available to the tenants. The increase in payroll is due to additional maintenance and office personnel when needed at the property.

At Franklin Park Distribution Center, revenues decreased significantly ($88,343) when comparing the first quarter of 1999 to the first quarter of 1998. This decrease in revenues is due to the lower occupancy level as a result of a former major tenant vacating in 4th quarter 1998. Expenses at Franklin Park Distribution Center remained relatively stable with only a $2,510 decrease when comparing the first quarter of 1999 to the first quarter of 1998. Although overall expenses remained consistent, the following fluctuations occurred: an increase in vacancy expense ($6,533), partially offset by decreases in repairs and maintenance related expenses ($2,325) and amortization ($6,348).

At the Applied Communications Building revenues decreased $6,334 when comparing the first quarter of 1999 to the first quarter of 1998. This decrease in revenue is attributable to a decrease in escalation income due to a lower amount of 1998 actual reimbursable expenses. Expenses at the Applied Communications Building increased by $18,216 when comparing the first quarter of 1999 to the first quarter of 1998. This increase in expenses can primarily be attributed to increases in snow removal ($3,676), cleaning supplies ($2,300), electricity expense ($7,166), and amortization expense ($7,667). These increases were partially offset by a decrease in real estate tax expense ($2,545).

The occupancy levels at two of the Registrant's properties during the first quarter remain at a high level. These levels can be attributable to the Registrant's ability to renew the properties major tenants as their leases mature. Franklin Park reflects a decreased occupancy level and will be explained below in the property leasing summary. The occupancy levels at March 31, 1999, 1998 and 1997 are as follows:

                                         Occupancy levels as of March 31,
                                         --------------------------------
             Property                     1999          1998        1997
             --------                     ----          ----        ----
Atrium at Alpha Business Center            92%           92%         95%
Franklin Park Distribution Center          57%          100%        100%
Applied Communications Building           100%          100%        100%

During the first quarter of 1999, leasing activity at the Atrium at Alpha Business Center consisted of one new major tenant occupying 14,155 square feet. There was no other leasing activity during the 1st quarter. Occupancy as of March 31, 1999 increased to 92% compared to 76% at the beginning of the quarter. The property has two major tenants, one which leases 11% of the building with a lease expiring May 1999. The Registrant has sent a proposal to this tenant with renewal and expansion options. The other major tenant occupies 15% of the available space on a lease which commenced January 1999 and expires December 2003.

Occupancy at Franklin Park Distribution Center remains at 57% during the 1st quarter. There is one tenant which occupies approximately 57% of the building with a lease which expires in December 1999. The Registrant has executed a renewal lease with this tenant for a five year extension. The Registrant has renovated the vacant space and is aggressively marketing the space through a local broker.

The Applied Communications Building has a single tenant who occupies the entire building. The tenant's lease expires August 2008.

Year 2000 Issues
----------------

Information Technology Systems
------------------------------

The Registrant utilizes computer software for its corporate and real property accounting records and to prepare its financial statements, as well as for internal accounting purposes. The vendor of the Registrant's software has informed the Registrant that it is Year 2000 compliant. The Registrant believes after reasonable investigation that its information technology hardware is Year

2000 compliant. However, in the event that such systems should fail, as a contingency plan, the Registrant could prepare all required accounting entries manually, without incurring material additional operating expenses.

Non-Information Technology Systems
----------------------------------

At the request of the Registrant, its property managers have completed their review of the major date-sensitive non-information technology systems such as elevators, heating, ventilation, air conditioning and cooling ("HVAC") systems, locks, and other like systems in the Registrant's properties and have determined that such systems are materially Year 2000 compliant. In some of the Registrant's properties, its property managers have utilized the services of third-party consultants in making this determination, while in other properties, the property managers have internally made such determinations.
The Registrant does separately track the internal costs incurred for its Year 2000 project. The Registrant does not believe that the Year 2000 issue will pose significant problems to the Registrant's Information technology systems and non-Information technology systems, or that resolution of any potential problems with respect to such systems will have a material effect on the Registrant's financial condition or results of operations.

Material Third Parties' Systems Failures
----------------------------------------

The most reasonable likely worst case scenario facing the Registrant as a result of the Year 2000 problem would be the inability of its tenants to pay rent as a result of a breakdown in such tenants' (or other financial service providers') computer or the refusal of such tenants to pay their rent as a result of the Registrant's inability to provide services due to non-Information technology systems failure. Failure in a tenant's computer systems may cause delays in such tenant's ability to process its accounting records and to make timely rent payments. However, any such delays in rent payments, whether caused by systems failure of tenant, property manager or a combination of the two, should not have a materially adverse effect on the Registrant's business or results of operations.

Risks
-----

While delays caused by the failure of the tenants' or the property managers' accounting or supply systems would likely not adversely affect the Registrant's business or results of operations, non-Information technology systems failure in the Registrants's properties could lead to tenants attempting to withhold their rent payments, which could materially adversely effect the Registrant's business, results of operations and financial conditions as a result of increased legal costs. The Registrant believes that such material effect is primarily limited to items of a utility nature furnished by third parties to the Registrant and a wide universe of other customers. Included are such items as electricity, natural gas, telephone service, and water, all of which are not readily susceptible to alternate sources and which in all likelihood should be available in some form. The Registrant has been unable to obtain assurances from such utility companies as to their Year 2000 compliance, and does not expect that such assurances will be forthcoming.

Such non-Information technology systems failure could force tenants to use the stairs in such properties, rather than the elevators. However, none of the properties owned by the Registrant is a high-rise building where such an elevator failure could cause a material adverse effect to the operations of its tenants, although such failure could make it impossible for any disabled tenants or any disabled customers to access such properties. Moreover, as previously discussed, the

Registrant may suffer adverse effects in its results of operations and financial condition as a result of utility or HVAC failures, for example.
Such events could lead the tenants of the Registrant to withhold rent, in the event that the Registrant's properties are not usable for their intended purposes. The Registrant does not believe that rent abatement would be a lawful tenant remedy for short term obligations unless such failure extend for a period of 30 consecutive days. The Registrant intends to pursue its remedies for any such breach of its rent obligations by a Tenant expeditiously and to the full extend permitted by law.

1999 Comparisons
----------------

For the quarter ended March 31, 1999, the Registrant's consolidated revenues are $756,402, a decrease of $12,866 when compared to the results of 1st quarter ended March 31, 1998. The decrease in revenues is primarily due to the decrease of revenues at Franklin Park Distribution Center as discussed
previously in the property comparisons.   There were revenue increases to
offset this decrease in revenue for both Atrium at Alpha Business Center and Applied Communications Building. The increases at Atrium at Alpha Business Center are attributable to the occupancy level increase as mentioned in the property comparisons. The increase in revenue for the Applied Communications Building is recognized at the corporate level due to entries posted to record revenue on a straight-line basis for the three months ended March 31, 1999 as a result of the ten year lease executed September 1998. During the first quarter ended March 31, 1999, consolidated expenses are $960,105 as compared to $798,017 for the three months ended March 31, 1998. The increase in expenses of $162,088 can primarily be attributable to increases in payroll expense ($56,675), professional services ($67,555), snow removal ($9,247), cleaning expenses ($6,616), depreciation and amortization ($6,941), and other operating expenses ($17,998). These increases were partially offset by a decrease in interest expense ($2,040). The increase in professional services is due to legal fees incurred as a result of the ongoing lawsuit in which the Registrant is involved. The increase in payroll can be attributed to the employment agreements effective March 1998. For additional information, refer to "Note D" page 7 in the "Notes to Unaudited Financial Statements". The increase in other operating expenses is due to increases in both repairs and maintenance related expenses and common area expenses as mentioned in the property comparisons.

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

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal year 1998 and are not expected to have material impact in 1999.

PART II.  OTHER INFORMATION

Item 1. Litigation
------------------

During 1998, the Trust successfully completed litigation of State of Missouri ex rel. KelCor, Inc. V. Nooney Realty Trust, Inc. On August 7, 1997, KelCor, Inc., a shareholder of the Trust, filed a Petition for mandamus relief against the Trust. KelCor's Petition sought a writ of mandamus compelling the Trust to KelCor's Petition sought a writ of mandamus compelling the Trust to hold an Annual Meeting of shareholders by October 31, 1997. The Trust opposed KelCor's Petition on the basis that the Trust was unable to hold a valid meeting because of uncertainty over the validity of certain shares of the Trust and that the determination of the validity of those shares needed to first be determined. The case was tried before the Court on December 1, 1997, on which date the Court entered a permanent order of mandamus requiring the Trust to hold an Annual Meeting by January 15, 1998. The Trust appealed the Court's order to the Missouri Court of Appeals for the Eastern District. On April 14, 1998, the Court of Appeals reversed and remanded the cause to the trial court with directions to quash the writ of mandamus, finding that KelCor had attempted to "to play fast and loose with the court." The trial court quashed the writ of mandamus and entered judgement for the Trust on October 22, 1998.

The trust is a party to a lawsuit entitled Nooney Realty Trust, Inc. V. David L. Johnson, et al. This lawsuit has been filed in the Circuit Court of Jackson County, Missouri. On August 18, 1997, the Trust filed a petition for declaratory judgement against certain individuals and entities who claim to hold shares of the Trust. The Trust initiated the suit to obtain a judicial determination of the validity and status of some of the Trust's shares (known as "Excess Shares") which Defendants claim to have purchased as a group on August 26, 1997. The Defendants moved to dismiss the suit and/or stay the suit pending resolution of a mandamus suit filed by KelCor, Inc against the Trust on August 7, 1997, in St. Louis County, Missouri. On December 9, 1997, the Court denied Defendant's motion to dismiss the suit but stayed the case pending disposition of the mandamus action. The mandamus action has been resolved in favor of the Trust. On July 10, 1998, pursuant to a motion made by Defendants on June 25, 1998, the Court ordered that the December 9, 1997 order staying the proceedings be lifted and that the case be placed on the active trial docket.
On July 7, 1998, the Trust filed an Amended Petition to add two additional Defendants to the case and to add additional claims against certain of the Defendants for malicious prosecution and abuse of process. The Defendants, on August 3, 1998, filed a Motion for Summary Judgement to dismiss the Trust's count for declaratory judgment. On December 11, 1998, the Trust filed its cross-motion for summary judgment on the declaratory judgment count. On April 27, 1999, the Court entered summary judgment for Defendants on the Trust's declaratory judgment count and designated this decision for appeal without awaiting resolution of the Trust's remaining claims. The Trust's present intention is to appeal the judgment.

While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the financial position and results of the operations reflected in the financial statements that are incorporated by reference. Once the validity and status of the Excess Shares can be determined, the Trust will be in a position to hold an Annual Meeting. Until the validity of the Excess Shares is known, the payment of dividends has been suspended. In order for the Trust to continue to qualify as a REIT, substantially all of the Trust's taxable income must be distributed to its shareholders. Accordingly, lack of resolution of the status of the Excess Shares could affect the Trust's ability to continue to qualify as a REIT under the Internal Revenue Code in the future. The cost of these lawsuits negatively impacted earnings during 1998 and 1997.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NOONEY REALTY TRUST, INC.


Dated:  May 14, 1999
                                            By: /s/  William J. Carden
                                                ------------------------------
                                                William J. Carden
                                                Chairman and CEO

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