Form 10-Q
period 1999-06-30
NOONEY REALTY TRUST INC
filed 1999-08-11
CIK 748580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 -----------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended                    June 30, 1999
                             -------------------------------------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

                     Commission file number     0-13754
                                            --------------

                           NOONEY REALTY TRUST, INC.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              Missouri                                      43-1339136
------------------------------------               ---------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

 One Memorial Drive, Suite 1000, St. Louis, MO              63102-2449
------------------------------------------------   ---------------------------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code         (314) 206-4600
                                                   ---------------------------

           500 North Broadway, Suite 1200, St. Louis, MO 63102-2124
------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No       .
                                                    ------      ------

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

PART I
Item 1 - Financial Statements:
------------------------------

                                               NOONEY REALTY TRUST, INC.
                                               -------------------------
                                            (A REAL ESTATE INVESTMENT TRUST)
                                            --------------------------------
                                                     BALANCE SHEETS
                                                     --------------
                                                                           June 30,
                                                                             1999                 December 31,
                                                                         (Unaudited)                 1998
                                                                         -----------             ------------
ASSETS:

   Cash                                                                  $   117,874             $   505,365
   Accounts receivable                                                       215,442                 174,231
   Prepaid expenses                                                           32,840                  31,908
   Investment property, at cost:
      Land                                                                 2,568,955               2,568,955
      Buildings and improvements                                          17,938,441              17,616,281
                                                                         -----------             -----------
                                                                          20,507,396              20,185,236

      Less accumulated depreciation                                       (7,044,442)             (6,830,183)
                                                                         -----------             -----------
                                                                          13,462,954              13,355,053

      Deferred expenses - at amortized cost                                  431,398                 490,980
                                                                         -----------             -----------

                                                                         $14,260,508             $14,557,537
                                                                         ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Accounts payable and accrued expenses                                 $   326,109             $   404,986
   Deferred Compensation                                                     326,667                 204,167
   Mortgage notes payable                                                  4,591,995               4,643,712
   Refundable tenant deposits                                                 56,172                  56,953
                                                                         -----------             -----------

      Total liabilities                                                    5,300,943               5,309,818
                                                                         -----------             -----------

Shareholders' Equity:
   Common Stock, $1 par value;
      Authorized, 5,000,000 shares; Issued and
      outstanding, 866,624 in 1999 and 1998-See Note F                       866,624                 866,624
   Additional paid-in capital                                             14,252,532              14,252,532
   Distributions in excess of net income                                  (6,159,591)             (5,871,437)
                                                                         -----------             -----------

   Total Shareholder's Equity                                              8,959,565               9,247,719
                                                                         -----------             -----------

                                                                         $14,260,508             $14,557,537
                                                                         ===========             ===========


                                    SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                               NOONEY  REALTY TRUST, INC.
                                               --------------------------
                                            (A REAL ESTATE INVESTMENT TRUST)
                                            --------------------------------
                                                STATEMENTS OF OPERATIONS
                                                ------------------------
                                                      (UNAUDITED)
                                                      -----------
                                                               Three Months Ended            Six Months Ended
                                                             June 30,      June 30,       June 30,       June 30,
                                                               1999          1998           1999           1998
                                                             --------      --------       --------       --------
REVENUES:
   Rental and other income                                   $759,997       $786,523     $1,511,829     $1,554,345
   Interest                                                     2,834          1,472          7,404          2,916
                                                             --------       --------     ----------     ----------
                                                              762,831        787,995      1,519,233      1,557,261

EXPENSES:
   Interest                                                    96,799         98,897        194,138        198,291
   Depreciation and amortization                              164,463        186,972        355,911        371,479
   Real estate taxes                                          191,026        151,598        336,443        296,321
   Professional services                                       46,790         63,647        207,462        146,015
   Electric                                                    53,118         58,917         93,231         95,861
   Advisory fee/G & A Reimbursements
      paid to Nooney, Inc.                                     51,300         51,300        102,600        109,758
   Cleaning                                                    29,252         29,104         59,446         57,258
   Payroll                                                     98,884         95,056        203,539        143,037
   Repairs & maintenance                                       34,838         35,288         43,866         48,118
   Insurance                                                   21,188         17,516         38,584         35,188
   Office expense                                              10,521         15,728         20,088         26,971
   Other operating expenses                                    49,104         70,016        152,079        143,788
                                                             --------       --------     ----------     ----------

                                                              847,283        874,039      1,807,387      1,672,085
                                                             --------       --------     ----------     ----------

LOSS FROM OPERATIONS                                         $(84,452)      $(86,044)    $ (288,154)    $ (114,824)
                                                             ========       ========     ==========     ==========


LOSS PER SHARE (See Note F)                                  $  (0.10)      $  (0.10)    $    (0.33)    $    (0.13)
                                                             ========       ========     ==========     ==========



                                    SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                                NOONEY REALTY TRUST, INC.
                                                -------------------------

                                            (A REAL ESTATE INVESTMENT TRUST)
                                            --------------------------------

                                            STATEMENT OF SHAREHOLDERS' EQUITY
                                            ---------------------------------

                                             SIX MONTHS ENDED JUNE 30, 1999
                                             ------------------------------

                                                       (UNAUDITED)


                                                     COMMON STOCK
                                                     ------------              ADDITIONAL       DISTRIBUTION
                                                       NUMBER OF                 PAID-IN        IN EXCESS OF
                                               SHARES           AMOUNT           CAPITAL         NET INCOME
                                               ------           ------           -------         ----------
                                                    (See Note F)
Balance, January 1, 1999                       866,624         $ 866,624       $14,252,532      $(5,871,437)

Loss from Operations                                                                               (288,154)
                                                                                                          0
                                               -------          --------       -----------      -----------
Balance, June 30, 1999                         866,624          $866,624       $14,252,532      $(6,159,591)
                                               =======          ========       ===========      ===========




                                    SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                               NOONEY REALTY TRUST, INC.
                                               -------------------------
                                            (A REAL ESTATE INVESTMENT TRUST)
                                            --------------------------------
                                                STATEMENTS OF CASH FLOWS
                                                ------------------------
                                                      (UNAUDITED)
                                                                                      Six Months Ended
                                                                           June 30,                       June 30,
                                                                             1999                           1998
                                                                           --------                       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss from operations                                                   $(288,154)                    $(114,824)
   Adjustments to reconcile loss from
   operations to net cash provided by operating activities:
      Depreciation and amortization                                         355,911                       371,479

      Changes in assets and liabilities:
         Increase (decrease) in accounts receivable                         (41,211)                       58,354
         Increase in prepaid expenses                                          (932)                      (38,859)
         Increase in deferred expenses                                      (30,827)                      (11,296)
         (Decrease) Increase in tenant deposits                                (781)                       (5,308)
         Increase in Deferred Compensation                                  122,500                        81,667
         (Decrease) Increase in accounts payable and
            and accrued expenses                                            (78,877)                      (73,754)
                                                                          ---------                     ---------
         Total Adjustments                                                  325,783                       382,283
                                                                          ---------                     ---------

      Net cash provided by operating activities                              37,629                       267,459
                                                                          ---------                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to investment property                                        (373,403)                      (38,196)
                                                                          ---------                     ---------

   Net cash used in investing activities                                   (373,403)                      (38,196)
                                                                          ---------                     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to shareholders                                             0                             0
   Payments on mortgage notes payable                                       (51,717)                      (47,565)
                                                                          ---------                     ---------

      Net cash used in financing activities                                 (51,717)                      (47,565)
                                                                          ---------                     ---------

NET  (DECREASE) INCREASE IN CASH                                           (387,491)                      181,698

CASH, Beginning of period                                                   505,365                       657,470
                                                                          ---------                     ---------

CASH, End of period                                                       $ 117,874                     $ 839,168
                                                                          =========                     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Cash paid during period for interest                     $ 194,138                     $ 198,291
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


                                    SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                            NOONEY REALTY TRUST, INC.
                            -------------------------

                        (A REAL ESTATE INVESTMENT TRUST)
                        --------------------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                -------------------------------------------------


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

NOTE B:

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE  D:

On February 24, 1999 the Trust granted 12,500 stock appreciation rights to two officers to be paid in cash to the extent the Trust's common stock price exceed $7.75. The rights vest 20% per year and expire five years after vesting.

NOTE E:

Basic and diluted loss per share for the six month periods ended June 30, 1999 and 1998 have been computed based on 866,624 shares the number outstanding during the periods.

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

The trust is a party to a lawsuit entitled Nooney Realty Trust, Inc. V. David
L. Johnson, et al.  This lawsuit has been filed in the Circuit Court of
Jackson County, Missouri.   On August 18, 1997, the Trust filed a petition
for declaratory judgement against certain individuals and entities who claim to hold shares of the Trust. The Trust initiated the suit to obtain a judicial determination of the validity and status of some of the Trust's shares (known as "Excess Shares") which Defendants claim to have purchased as a group on August 26, 1997. The Defendants moved to dismiss the suit and/or stay the suit pending resolution of a mandamus suit filed by KelCor, Inc against the Trust on August 7, 1997, in St. Louis County, Missouri. On December 9, 1997, the Court denied Defendant's motion to dismiss the suit but stayed the case pending disposition of the mandamus action. The mandamus action has been resolved in favor of the Trust. On July 10, 1998, pursuant to a motion made by Defendants on June 25, 1998, the Court ordered that the December 9, 1997 order staying the proceedings be lifted and that the case be placed on the active trial docket. On July 7, 1998, the Trust filed an Amended Petition to add two additional Defendants to the case and to add additional claims against certain of the Defendants for malicious prosecution
and abuse of process.   The Defendants, on August 3, 1998, filed a Motion for
Summary Judgement to dismiss the Trust's count for declaratory judgment. On December 11, 1998, the Trust filed its cross-motion for summary judgment on the declaratory judgment count. On April 27, 1999, the Court entered summary judgment for Defendants on the Trust's declaratory judgment count and designated this decision for appeal without awaiting resolution of the Trust's remaining claims. The Trust has appealed the judgement.

While the results of such litigation cannot be predicted with certainty, management, after discussion with counsel, believes the final outcome will not have a material adverse effect on the financial position and results of the operations reflected in the financial statements that are incorporated by reference. Once the validity and status of the Excess Shares can be determined, the Trust will be in a position to hold an Annual Meeting. Until the validity of the Excess Shares is known, the payment of dividends has been suspended. In order for the Trust to continue to qualify as a REIT, substantially all of the Trust's taxable income must be distributed to its shareholders. Accordingly, lack of resolution of the status of the Excess Shares could affect the Trust's ability to continue to qualify as a REIT under the Internal Revenue Code in the future. The cost of these lawsuits negatively impacted earnings during 1999, 1998 and 1997.

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

                                                   Three Months Ended                         Six Months Ended
                                                        June 30,                                  June 30,
(In thousands)                                  1999              1998                   1999               1998
                                                ----              ----                   ----               ----
Revenues:
   Atrium at Alpha                            $320,652          $332,865              $  665,803        $  654,147
   Franklin Park                               139,290           192,122                 244,550           385,724
   ACI Building                                265,777           275,483                 531,803           547,842
                                              --------          --------              ----------        ----------
                                               725,719           800,470               1,442,156         1,587,713
                                              ========          ========              ==========        ==========
Operating Profit:
   Atrium at Alpha                            $ 45,369          $ 48,533              $  114,013        $  111,512
   Franklin Park                               (47,189)           44,477                 (94,560)           82,938
   ACI Building                                 67,777            31,538                 106,020            94,328
                                              --------          --------              ----------        ----------
                                                65,957           124,548                 125,473           288,778
                                              ========          ========              ==========        ==========
Capital Expenditures:
   Atrium at Alpha                            $ 99,135          $ 37,099              $  173,403        $   38,196
   Franklin Park                               200,000                 0                 200,000                 0
   ACI Building                                      0                 0                       0                 0
                                              --------          --------              ----------        ----------
                                               299,135            37,099                 373,403            38,196
                                              ========          ========              ==========        ==========
Depreciation and Amortization:
   Atrium at Alpha                            $ 92,927          $ 90,643              $  188,003        $  178,820
   Franklin Park                                36,375            44,546                  72,751            89,092
   ACI Building                                 30,958            47,601                  86,772            95,202
                                              --------          --------              ----------        ----------
                                               160,260           182,790                 347,526           363,114
                                              ========          ========              ==========        ==========

Assets:
   As of:                                           June 30, 1999                         December 31, 1998
                                                    -------------                         -----------------
   Atrium at Alpha                                   $2,578,611                              $2,471,471
   Franklin Park                                        972,466                               1,073,508
   ACI Building                                       2,163,177                               2,116,365
                                                     ----------                              ----------
                                                      5,714,254                               5,661,344
                                                     ==========                              ===========

Reconciliation of segment data to the Trust's consolidated data follow:

                                                   Three Months Ended                         Six Months Ended
                                                        June 30,                                  June 30,
                                                1999              1998                   1999               1998
                                                ----              ----                   ----               ----
Revenues:
   Segments                                   $725,719          $800,470              $1,442,156        $1,587,713
   Corporate and other                          37,112           (12,475)                 77,077           (30,452)
                                              --------          --------              ----------        ----------
                                               762,831           787,995               1,519,233         1,557,261
                                              ========          ========              ==========        ==========
Operating Profit:
   Segments                                   $ 65,957          $124,548              $  125,473        $  288,778
   Corporate and other income                   37,112           (12,475)                 77,077           (30,451)
   General and admin expenses                  187,521           198,117                (490,704)         (373,152)
                                              --------          --------              ----------        ----------
   Net Loss                                    (84,452)          (86,044)               (288,154)         (114,825)
                                              ========          ========              ==========        ==========
Depreciation and Amortization
   Segments                                   $160,260          $182,790              $  347,526        $  363,114
   Corporate and other                           4,203             4,182                   8,385             8,365
                                              --------          --------              ----------        ----------
                                               164,463           186,972                 355,911           371,479
                                              ========          ========              ==========        ==========

Assets:
   As of:                                           June 30, 1999                         December 31, 1998
                                                    -------------                         -----------------
   Segments                                         $ 5,714,254                             $ 5,661,344
   Corporate and other                                8,546,254                               8,896,193
                                                    -----------                             -----------
                                                     14,260,508                              14,557,537
                                                    ===========                             ===========

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of June 30, 1999 is $117,874, a decrease of $387,491 from the year end December 31, 1998. This decrease in cash is primarily attributed to payments made during the year for tenant alteration and investment property additions. During the first six months of 1999 the operations of the properties provided cash flow of $37,629. The Trust paid tenant improvements and investment property additions of $373,403 during the first six months of 1999, in addition to making payments on mortgage notes payable in the amount of $51,717. The Registrant anticipates cashflow on hand to fund projected capital expenditures for the remainder of 1999. The anticipated capital expenditures by property are as follows:

                                           Leasing Capital    Other Capital        Total
                                           ---------------    -------------        -----
Atrium at Alpha Business Center               $179,623          $110,115          $289,738
Applied Communications Building                350,000                 0           350,000
Franklin Park Distribution Center              266,524            22,345           288,869
                                              --------          --------          --------
                                              $796,147          $132,460          $928,607
                                              ========          ========          ========

Leasing Capital at Atrium at Alpha Business Center is for tenant improvements and lease commissions for new and renewal tenants. Other Capital is anticipated for a new air conditioning compressor, lobby renovations, corridor remodel, and new monument signage. At Applied Communications Building, Leasing Capital is for tenant improvements for the renewal of the single tenant at the property. At Franklin Park Distribution Center, Leasing Capital consists of tenant improvements and lease commissions for new and renewal tenants. Other Capital is anticipated for the painting of exterior metal panels. The Trust reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement scheduled will be postponed until such funds are available.

Results of Property Operations
------------------------------

The results of operations for the Trust's properties for the quarters ended June 30, 1999 and 1998 are detailed in the schedule below. Expenses of the Trust are excluded.

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

                                                                         Franklin Park             Applied
                                                 Atrium at Alpha          Distribution          Communications
                                                 Business Center             Center                Building
                                                 ---------------         -------------          --------------
2nd Quarter 1999
----------------
Revenues                                            $320,652                $139,290                $265,777
Expenses                                             275,283                 186,480                 197,999
                                                    --------                --------                --------
Net Income (Loss)                                     45,369                 (47,190)                 67,778

Depreciation and Amortization                         92,927                  36,375                  30,958
                                                    --------                --------                --------
Funds from Operations                               $138,296                $(10,815)               $ 98,736
                                                    ========                ========                ========

2nd Quarter 1998
----------------
Revenues                                            $332,865                $192,122                $275,483
Expenses                                             284,332                 147,645                 243,945
                                                    --------                --------                --------
Net Income                                            48,533                  44,477                  31,538

Depreciation and Amortization                         90,643                  44,546                  47,601
                                                    --------                --------                --------
Funds from Operations                               $139,176                $ 89,023                $ 79,139
                                                    ========                ========                ========

Net income at Atrium at Alpha for the quarters ended June 30, 1999 and 1998 is $45,369 and $48,533, respectively. Revenues decreased $12,213 attributable to decreases in rental income ($2,449), electric reimbursement
income ($6,517), and other revenues ($3,247).   The decrease in electric
reimbursement income is due the vacating of a former major tenant that had been billed for electric usage in 2nd quarter 1998. Expenses decreased $9,049 primarily due to decreases in real estate taxes ($3,806) and vacancy expense ($5,846). The decrease in vacancy expense is primarily due to additional work necessary in 1998 to a vacant space, which is now occupied in 1999.

Net (loss) income at Franklin Park Distribution Center for the quarters ended June 30, 1999 and 1998 is $(47,190) and $44,477, respectively. Revenues decreased $52,832 when comparing the two quarters due to a decrease in base rental income attributable to the significant decrease in the occupancy level
when compared to that of prior year.   Expenses increased $38,835 when
comparing the two periods, primarily due to an increase in real estate tax expense ($45,779), partially offset by a decrease in depreciation/amortization expense ($8,171). The increase in real estate tax expense can be attributable to tax appeal fees incurred at the property which ultimately resulted in an assessment reduction and total tax savings of $118,000. The decrease in depreciation/amortization is due to fully depreciated and amortized assets.

Net income at the Applied Communications Building for the quarters ended June 30, 1999 and 1998 is $67,778 and $31,538, respectively. Revenues decreased $9,706 during the quarter ended June 30, 1999 when compared to the quarter ended June 30, 1998. The decrease in revenue is due to a decrease in escalation income. This decrease is due to a decrease in the amount of
escalatable expenses that the Trust is reimbursed for.   Operating expenses
decreased $45,946 when comparing the two quarters due to decreases in landscaping expense ($5,976), repairs & maintenance-building ($19,286), real estate tax expense ($2,545), and electricity ($3,394). These decreases were partially offset by an increase in snow removal expense ($2,037). The decrease in repairs & maintenance-building is due to roof and concrete repairs performed in 1998 that were not necessary in 1999. The decrease in landscaping expense is primarily due to exterior upgrades made in 2nd quarter 1998.

Occupancy levels at two of the Trust's properties during the second quarter remained at a high level. This can be attributable to the Trust's ability to
renew the properties major tenants as their leases mature.   Franklin Park
reflects a decreased occupancy level and will be explained below in the property leasing summary. The occupancy levels at June 30, 1999, 1998 and 1997 are as follows:

                                                    Occupancy levels as of June 30,
           Property                               1999           1998           1997
           --------                               ----           ----           ----
Atrium at Alpha Business Center                    89%            93%            93%
Franklin Park Distribution Center                  57%           100%           100%
Applied Communications Building                   100%           100%           100%

The leasing activity at Atrium at Alpha Business Center during the second quarter resulted in a decrease in occupancy to 89% as of June 30, 1999. During the quarter one existing tenant renewed their lease for 3,451 square feet and two tenants vacated 2,255 square feet. The property had two major tenants during the quarter, one which leased 11% of the building with a lease which expired May 1999. This tenant is currently on a month to month status and in negotiations with the Registrant on a renewal of 8% of the available space. The remaining 3% occupied by this tenant, has since been vacated. The other major tenant occupies 15% of the available space on a lease which expires December 2003.

Occupancy at Franklin Park Distribution Center remained at 57% during the 2nd quarter. There is one tenant which occupies approximately 57% of the building with a lease which expires in December 1999. The Registrant has executed a renewal lease with this tenant for a five year extension. The Registrant has renovated the vacant space and is aggressively marketing the space through a local broker.

The Applied Communications Building has a single tenant who occupies the entire building. The tenant's lease expires August 2008.

The Registrant reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. The Registrant considers a history of operating losses or a change in occupancy to be primary indicators of potential impairment. The Registrant deems the Property to be impaired if a forecast of undiscounted future operating cash flows directly related to the Property, including disposal value, if any, is less than its carrying amount. If the Property is determined to be impaired, the loss is measured as the amount by which the carrying amount of the Property exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimated of fair value is based on the best information available, including prices for similar properties or the results of valuation techniques such as discounting estimated future cash flows. Considerable management judgement is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates.

Year 2000 Issues
----------------

Information Technology Systems
------------------------------

The Trust utilizes computer software for its corporate and real property accounting records and to prepare its financial statements, as well as for internal accounting purposes. The vendor of the Trust's software has informed the Trust that it is Year 2000 compliant. The Trust believes after reasonable investigation that its information technology hardware is Year 2000 compliant. However, in the event that such systems should fail, as a contingency plan, the Trust could prepare all required accounting entries manually, without incurring material additional operating expenses.

Non-Information Technology Systems
----------------------------------

At the request of the Trust, its property managers have completed their review of the major date- sensitive non-information technology systems such as elevators, heating, ventilation, air conditioning and cooling ("HVAC") systems, locks, and other like systems in the Trust's properties and have determined that such systems are materially Year 2000 compliant. In some of the Trust's properties, its property managers have utilized the services of third-party consultants in making this determination, while in other properties, the property managers have internally made such determinations. The Trust does separately track the internal costs incurred for its Year 2000 project. The Trust does not believe that the Year 2000 issue will pose significant problems to the Trust's Information technology systems and non-Information technology systems, or that resolution of any potential problems with respect to such systems will have a material effect on the Trust's financial condition or results of operations.

Material Third Parties' Systems Failures
----------------------------------------

The most reasonable likely worst case scenario facing the Trust as a result of the Year 2000 problem would be the inability of its tenants to pay rent as a result of a breakdown in such tenants' (or other financial service providers') computer or the refusal of such tenants to pay their rent as a result of the Trust's inability to provide services due to non-Information technology systems failure. Failure in a tenant's computer systems may cause delays in such tenant's ability to process its accounting records and to make timely rent payments. However, any such delays in rent payments, whether caused by systems failure of tenant, property manager or a combination of the two, should not have a materially adverse effect on the Trust's business or results of operations.

Risks
-----

While delays caused by the failure of the tenants' or the property managers' accounting or supply systems would likely not adversely affect the Trust's business or results of operations, non-Information technology systems failure in the Trust's properties could lead to tenants attempting to withhold their rent payments, which could materially adversely effect the Trust's business, results of operations and financial conditions as a result of increased legal costs. The Trust believes that such material effect is primarily limited to items of a utility nature furnished by third parties to the Trust and a wide universe of other customers. Included are such items as electricity, natural gas, telephone service, and water, all of which are not readily susceptible to alternate sources and which in all likelihood should be available in some form. The Trust has been unable to obtain assurances from such utility companies as to their Year 2000 compliance, and does not expect that such assurances will be forthcoming.

Such non-Information technology systems failure could force tenants to use the stairs in such properties, rather than the elevators. However, none of the properties owned by the Trust is a high-rise building where such an elevator failure could cause a material adverse effect to the operations of its tenants, although such failure could make it impossible for any disabled tenants or any disabled customers to access such properties. Moreover, as previously discussed, the Trust may suffer adverse effects in its results of operations and financial condition as a result of utility or HVAC failures, for example. Such events could lead the tenants of the Trust to withhold rent, in the event that the Trust's properties are not usable for their intended purposes. The Trust does not believe that rent abatement would be a lawful tenant remedy for short term obligations unless such failure extend for a period of 30 consecutive days. The Trust intends to pursue its remedies for any such breach of its rent obligations by a Tenant expeditiously and to the full extend permitted by law.

1999 Comparisons
----------------

At June 30, 1999, the Trust's consolidated revenues for the quarter ended and six month period ended are $762,831 and $1,519,233, respectively, a decrease of $25,164 and $38,028 when compared to the results of the same periods ended June 30, 1998. The decrease in revenues for the three and six month periods can be attributable to decreases in base rental income, escalation income, interest income, miscellaneous, and electric reimbursement income. These decreases in income were explained previously in the detailed property comparisons.

Consolidated expenses were $847,283 and $1,807,387 for the quarter and six month period ended June 30, 1999, respectively. For the same periods ended June 30, 1998, consolidated expenses were $874,039 and $1,672,085. Consolidated expenses decreased $26,756 for the three month period when comparing the two quarters. Consolidated expenses increased $135,302 for the six month period when comparing the two quarters. The decrease in expenses for the three month period can be attributed to decreases in interest expense ($2,098), depreciation/amortization expense ($22,509), professional services ($16,857), electricity ($5,799), office related expenses ($5,207), and other operating expenses ($20,912). These decreases were partially offset by increases in real estate tax expense ($39,428), payroll expenses ($3,828), and insurance ($3,672). The decreases in depreciation/amortization is due to fully amortized and depreciated assets. Professional service expenses were lower in the three month period ending June 30, 1999 than that of same period 1998 due to a decrease in legal fees. The decrease in other operating expenses is due to a reduction in costs reflected in vacancy expenses, landscaping, and other various operating expenses. The increase in real estate tax expense is due to the tax appeal fees paid by Franklin Park, as mentioned in the property comparisons. The increase in expenses for the six month period of $135,302 can primarily be attributed to increases in real estate tax expense ($40,122), professional services ($61,447), cleaning expenses ($2,188), payroll ($60,502), insurance ($3,396), and other operating expenses ($8,291). These increased expenses were partially offset by decreases in interest expense ($4,153), depreciation/amortization ($15,568), electricity ($2,630), advisory fees ($7,158), repairs and maintenance related expenses ($4,252), and office expenses ($6,883). The increase in tax expense and the decrease in depreciation/amortization have both been addressed above in the three month comparisons. The increase in professional services, for the six month period, is due to additional legal fees incurred during the first quarter of 1999 as a result of the ongoing lawsuit in which the
Registrant is involved.   The additional payroll costs in 1999 are due to the
employment agreements effective March 1998. For additional information, refer to the financial statements for the year ended December 31, 1998, which are included on form 10-K. The increase in other operating expenses is due to increases in snow removal, common area, and other various operating expenses. The decrease in repairs and maintenance is due to the roof and concrete repairs done at Applied Communications Building in 1998 as mentioned in the property comparisons.

1998 Comparisons
----------------

At June 30, 1998, the Trust's consolidated revenues for the quarter ended and six month period ended are $787,995 and $1,557,261, respectively, an increase of $38,374 and $63,479 when compared to the results of the same periods ended June 30, 1997. The increase in revenues for the three and six month periods ended can be attributable to increases in base rental income $46,840 and $85,215, escalation income $3,982 and $13,641 and miscellaneous/tax income $6,008 and $8,282, when compared to the three and six months ended June 30, 1997. These increases in income were partially offset by decreases in rent concessions $13,298 and $26,967, electric income $4,251 and $15,588, and interest income $1,304 and $2,419. The increase in base rental income is due to higher rental rates at all three properties when compared to 1997.

Consolidated expenses are $874,039 and $1,672,085 for the quarter and six month period ended June 30, 1998, respectively. For the same periods ended June 30, 1997, consolidated expenses were $854,318 and $1,554,747. Consolidated expenses increased $19,721 for the three month period ended June 30, 1998 when compared to June 30, 1997. Consolidated expenses increased $117,338 when comparing the six months ended June 30, 1998 to the six month period ended June 30, 1997. The increase in consolidated expenses for the three month period ended June 30, 1998 can be attributed to increases in real estate taxes ($11,990), other operating expenses ($4,201), and payroll ($72,353). These increases were partially offset by decreases in professional services ($61,784) and advisory fees/general and administrative reimbursement ($6,807). The increase in expenses for the six month period ending June 30, 1998 can be attributable to increases in depreciation/amortization ($13,963), real estate taxes ($17,105), cleaning ($5,052), payroll ($98,525), repairs and maintenance ($4,994) and office expense ($8,704). These increases were partially offset by decreases in professional services ($6,568), advisory fees/general and administrative reimbursement ($6,905), and electric expense ($17,527). The most significant increase for both the three and six month period ending June 30, 1998 is payroll, which can be attributed to the employment agreements effective March 1998. For additional information, refer to the financial statements for the
year ended December 31, 1998 which are included on form 10-K.   For the three
month period only, the significant decrease in professional services is due to 1997 second quarter reflected costs for a special meeting held in connection with a lawsuit filed against the Trust. However, please note that for the six month periods ended June 30, 1998 and 1997 legal and other related costs associated with pending lawsuit totaled $101,140 and $113,120, respectively.

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

The trust is a party to a lawsuit entitled Nooney Realty Trust, Inc. V. David
L. Johnson, et al.  This lawsuit has been filed in the Circuit Court of
Jackson County, Missouri.   On August 18, 1997, the Trust filed a petition
for declaratory judgement against certain individuals and entities who claim to hold shares of the Trust. The Trust initiated the suit to obtain a judicial determination of the validity and status of some of the Trust's shares (known as "Excess Shares") which Defendants claim to have purchased as a group on August 26, 1997. The Defendants moved to dismiss the suit and/or stay the suit pending resolution of a mandamus suit filed by KelCor, Inc against the Trust on August 7, 1997, in St. Louis County, Missouri. On December 9, 1997, the Court denied Defendant's motion to dismiss the suit but stayed the case pending disposition of the mandamus action. The mandamus action has been resolved in favor of the Trust. On July 10, 1998, pursuant to a motion made by Defendants on June 25, 1998, the Court ordered that the December 9, 1997 order staying the proceedings be lifted and that the case be placed on the active trial docket. On July 7, 1998, the Trust filed an Amended Petition to add two additional Defendants to the case and to add additional claims against certain of the Defendants for malicious prosecution
and abuse of process.   The Defendants, on August 3, 1998, filed a Motion for
Summary Judgement to dismiss the Trust's count for declaratory judgment. On December 11, 1998, the Trust filed its cross-motion for summary judgment on the declaratory judgment count. On April 27, 1999, the Court entered summary judgment for Defendants on the Trust's declaratory judgment count and designated this decision for appeal without awaiting resolution of the Trust's remaining claims. The Trust has appealed the judgement.

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

                                       NOONEY REALTY TRUST, INC.

Dated:    August 14, 1999              By: /s/ William J. Carden
       ----------------------             --------------------------------
                                          William J. Carden
                                          Chairman and CEO

                                           /s/ Patricia A. Nooney
                                          --------------------------------
                                          Patricia A. Nooney
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