Form 10-Q
period 1999-09-30
NOONEY REALTY TRUST INC
filed 1999-11-09
CIK 748580

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 -----------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended                 September 30, 1999
                             -------------------------------------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

                     Commission file number     0-13754
                                            --------------

                           NOONEY REALTY TRUST, INC.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              Missouri                                      43-1339136
------------------------------------               ---------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

 One Memorial Drive, Suite 1000, St. Louis, MO                 63102
------------------------------------------------   ---------------------------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code         (314) 206-4600
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
                                                    ------      ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes        No
                                -----     -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1999 there were 866,624 shares of the Registrant's common stock, par value $1 per share, issued and outstanding.

PART I
Item 1 - Financial Statements:
------------------------------


                                         NOONEY REALTY TRUST, INC.
                                         -------------------------
                                      (A REAL ESTATE INVESTMENT TRUST)
                                      --------------------------------
                                               BALANCE SHEETS
                                               --------------
                                                              Sept. 30,              December 31,
                                                                1999                    1998
                                                             (Unaudited)
                                                             -----------             ------------
ASSETS:
   Cash                                                      $   154,915             $   505,365
   Accounts receivable                                           263,664                 174,231
   Prepaid expenses                                               50,135                  31,908
   Investment property, at cost:
      Land                                                     1,311,300               2,568,955
      Buildings and improvements                              12,696,500              17,616,281
                                                             -----------             -----------
                                                              14,007,800              20,185,236

      Less accumulated depreciation                          (5,050,635)             (6,830,183)
                                                             -----------             -----------
                                                               8,957,165              13,355,053
      Investment property held for sale                        4,506,154                       0
      Deferred expenses - at amortized cost                      434,151                 490,980
                                                             -----------             -----------
                                                             $14,366,184             $14,557,537
                                                             ===========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Accounts payable and accrued expenses                     $   660,851             $   404,986
   Deferred Compensation                                         387,917                 204,167
   Mortgage notes payable                                      4,565,313               4,643,712
   Refundable tenant deposits                                     56,172                  56,953
                                                             -----------             -----------
      Total liabilities                                        5,670,253               5,309,818
                                                             -----------             -----------
Shareholders' Equity:
   Common Stock, $1 par value;
      Authorized, 5,000,000 shares; Issued and
      outstanding, 866,624 in 1999 and 1998-See Note F           866,624                 866,624
   Additional paid-in capital                                 14,252,532              14,252,532
   Distributions in excess of net income                     (6,423,225)             (5,871,437)
                                                             -----------             -----------
   Total Shareholders' Equity                                  8,695,931               9,247,719
                                                             -----------             -----------
                                                             $14,366,184             $14,557,537
                                                             ===========             ===========

                              SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                            NOONEY REALTY TRUST, INC.
                                            -------------------------
                                         (A REAL ESTATE INVESTMENT TRUST)
                                         --------------------------------
                                             STATEMENTS OF OPERATIONS
                                             ------------------------
                                                   (UNAUDITED)
                                                   -----------
                                              Three Months Ended                  Nine Months Ended
                                         Sept. 30,          Sept. 30,        Sept. 30,         Sept. 30,
                                            1999              1998              1999              1998
                                         ----------         ---------        ----------        ----------
REVENUES:
   Rental and other income               $  743,334         $ 840,562        $2,225,163        $2,394,905
   Interest                                   2,376            13,817             9,780            16,733
                                         ----------         ---------        ----------        ----------
                                            745,710           854,379         2,264,943         2,411,638
EXPENSES:

   Interest                                  96,246            98,389           290,384           296,680
   Depreciation and amortization            161,357           180,940           517,268           552,419
   Real estate taxes                        145,418           157,464           481,861           453,786
   Professional services                    244,716           123,558           452,178           269,573
   Electric                                  65,452            70,787           158,683           166,647
   Advisory fee/G&A Reimbursements           51,300            51,300           153,900           161,065
   Cleaning                                  29,758            29,179            89,204            86,437
   Payroll                                   97,684            96,782           301,223           239,819
   Repairs & maintenance                     20,740            38,322            47,563            86,441
   Insurance                                 35,977            17,552            74,561            52,740
   Office expense                             8,967             9,388            29,054            36,358
   Other operating expenses                  52,914            52,362           220,852           196,141
                                         ----------         ---------        ----------        ----------
                                          1,010,529           926,023         2,816,731         2,598,106
                                         ----------         ---------        ----------        ----------
LOSS FROM OPERATIONS                     $(264,819)         $(71,644)        $(551,788)        $(186,468)
                                         ==========         =========        ==========        ==========
LOSS PER SHARE                           $   (0.31)         $  (0.08)        $   (0.64)        $   (0.22)
                                         ==========         =========        ==========        ==========

                                    SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                              NOONEY REALTY TRUST, INC.
                                              -------------------------
                                           (A REAL ESTATE INVESTMENT TRUST)
                                           --------------------------------
                                          STATEMENT OF SHAREHOLDERS' EQUITY
                                          ---------------------------------
                                         NINE MONTHS ENDED SEPTEMBER 30, 1999
                                         ------------------------------------
                                                     (UNAUDITED)
                                                     -----------
                                                 COMMON STOCK
                                        -----------------------------          ADDITIONAL                DISTRIBUTION
                                        NUMBER OF                                PAID-IN                 IN EXCESS OF
                                         SHARES               AMOUNT             CAPITAL                  NET INCOME
                                         -------             --------          -----------               ------------
                                                (See Note F)
Balance, January 1, 1999                 866,624             $866,624          $14,252,532               $(5,871,437)

Loss from Operations                                                                                        (551,788)

Distributions to Shareholders                                                                                       0
                                         -------             --------          -----------               ------------
Balance, Sept. 30, 1999                  866,624             $866,624          $14,252,532               $(6,423,225)
                                         =======             ========          ===========               ============

                                    SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                         NOONEY REALTY TRUST, INC.
                                         -------------------------
                                      (A REAL ESTATE INVESTMENT TRUST)
                                      --------------------------------
                                          STATEMENTS OF CASH FLOWS
                                          ------------------------
                                                (UNAUDITED)
                                                -----------
                                                                                  Nine Months Ended
                                                                          Sept. 30,               Sept. 30,
                                                                             1999                    1998
                                                                          ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss from operations                                                   $(551,788)              $(186,468)
   Adjustments to reconcile loss from
   operations to net cash provided by operating activities:
      Depreciation and amortization                                          517,268                 552,419

      Changes in assets and liabilities:
         (Increase) Decrease in accounts receivable                         (89,433)                  11,758
         Increase in prepaid expenses                                       (18,227)                (24,337)
         Increase in deferred expenses                                      (78,463)               (317,983)
         Decrease in refundable tenant deposits                                (781)                 (5,308)
         Increase in Deferred Compensation                                   183,750                 142,917
         Increase in accounts payable
             and accrued expenses                                            255,866                 101,102
                                                                          ----------              ----------
         Total Adjustments                                                   769,980                 460,568
                                                                          ----------              ----------
      Net cash provided by operating activities                              218,192                 274,100
                                                                          ----------              ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to investment property                                        (490,241)                (40,351)
                                                                          ----------              ----------
   Net cash used in investing activities                                   (490,241)                (40,351)
                                                                          ----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to shareholders                                              0                       0
   Payments on mortgage notes payable                                       (78,400)                (72,104)
                                                                          ----------              ----------
      Net cash used in financing activities                                 (78,400)                (72,104)
                                                                          ----------              ----------
NET (DECREASE) INCREASE IN CASH
      CASH EQUIVALENTS                                                     (350,449)                 161,645

CASH AND CASH EQUIVALENTS,
   Beginning of period                                                       505,365                 657,470
                                                                          ----------              ----------
CASH AND CASH EQUIVALENTS,
   End of period                                                          $  154,916              $  819,115
                                                                          ==========              ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Cash paid during period for interest                     $  290,384              $  296,680
                                                                          ==========              ==========

                                    SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                            NOONEY REALTY TRUST, INC.
                            -------------------------
                        (A REAL ESTATE INVESTMENT TRUST)
                        --------------------------------
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
             -------------------------------------------------------

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

NOTE B:

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made. The results of operations for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results which may be expected for the entire year.

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

NOTE E:

Basic and diluted loss per share for the six month periods ended September 30, 1999 and 1998 have been computed based on 866,624 shares the number outstanding during the periods.

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

                                           Three Months Ended                  Nine Months Ended
                                              September 30,                      September 30,
                                         1999               1998             1999              1998
                                       ---------          --------        ----------        ----------
Revenues:
   Atrium at Alpha                     $ 324,109          $335,243        $  989,912        $  989,390
   Franklin Park                         107,608           233,282           352,157           619,006
   ACI Building                          276,927           282,020           808,730           829,862
                                       ---------          --------        ----------        ----------
                                         708,644           850,545         2,150,799         2,438,258
                                       =========          ========        ==========        ==========
Operating Profit:
   Atrium at Alpha                     $  37,257          $ 50,899        $  151,270        $  162,409
   Franklin Park                        (36,714)            85,847         (131,274)           168,786
   ACI Building                           86,564            36,078           192,584           130,405
                                       ---------          --------        ----------        ----------
                                          87,107           172,824           212,580           461,600
                                       =========          ========        ==========        ==========
Capital Expenditures:
   Atrium at Alpha                     $ 116,838          $  2,155        $  290,241        $   40,351
   Franklin Park                               0                 0           200,000                 0
   ACI Building                                0                 0                 0                 0
                                       ---------          --------        ----------        ----------
                                         116,838             2,155           490,241            40,351
                                       =========          ========        ==========        ==========
Depreciation and Amortization:
   Atrium at Alpha                     $  99,500          $ 90,324        $  287,504        $  269,145
   Franklin Park                          36,375            36,276           109,126           125,367
   ACI Building                           14,909            50,157           101,681           145,360
                                       ---------          --------        ----------        ----------
                                         150,784           176,757           498,311           539,872
                                       =========          ========        ==========        ==========
Assets:
   As of:                                       September 30, 1999                   December 31, 1998
                                                ------------------                   -----------------
   Atrium at Alpha                                      $2,737,718                          $2,471,471
   Franklin Park                                           960,258                           1,073,508
   ACI Building                                          2,297,618                           2,116,365
                                                        ----------                          ----------
                                                         5,995,594                           5,661,344
                                                        ==========                          ==========

Reconciliation of segment data to the Trust's consolidated data follow:

                                           Three Months Ended                  Nine Months Ended
                                             September 30,                       September 30,
                                         1999              1998              1999              1998
                                      ----------        ----------        ----------        ----------
Revenues:
   Segments                           $  708,644        $  850,545        $2,150,799        $2,438,258
   Corporate and other                    37,066             3,834           114,144          (26,620)
                                      ----------        ----------        ----------        ----------
                                         745,710           854,379         2,264,943         2,411,638
                                      ==========        ==========        ==========        ==========
Operating Profit:
   Segments                           $   87,107        $  172,824        $  212,580        $  461,600
   Corporate and other income             37,066             3,834           114,144          (26,620)
   General and admin expenses          (388,992)         (248,302)         (878,512)         (621,448)
                                      ----------        ----------        ----------        ----------
   Net Loss                            (264,819)          (71,644)         (551,788)         (186,468)
                                      ==========        ==========        ==========        ==========
Depreciation and Amortization
   Segments                           $  150,784        $  176,757        $  498,311        $  539,872
   Corporate and other                    10,573             4,183            18,957            12,547
                                      ----------        ----------        ----------        ----------
                                         161,357           180,940           517,268           552,419
                                      ==========        ==========        ==========        ==========
Assets:
   As of:                                       September 30, 1999                   December 31, 1998
                                                ------------------                   -----------------
   Segments                                            $ 5,995,594                         $ 5,661,344
   Corporate and other                                   8,370,590                           8,896,193
                                                       -----------                         -----------
                                                        14,366,184                          14,557,537
                                                       ===========                         ===========

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of September 30, 1999 is $154,915, a decrease of $350,450 from year end December 31, 1998. This decrease in cash is primarily attributed to payments made during the year for tenant alteration and investment property additions. The second installment of the real estate taxes at Applied Communications Center were not made during the third quarter of 1999. The Trust anticipates payment to be made in full during the fourth quarter of the current year. During the nine month period ending September 30, 1999, the operations of the property provided cash flow of $218,192. The Trust paid capital expenditures at the properties of $490,241 during the first nine months of 1999 and reduced the mortgage debt by $78,400. The Trust anticipates cashflow on hand to fund projected capital expenditures for
the remainder of 1999.   The anticipated capital expenditures by property are
as follows:

                                              Other          Leasing
                                             Capital         Capital         Total
                                             --------        -------        --------
Atrium at Alpha                              $128,214        $33,000        $161,214
Applied Communications Building                     0              0               0
Franklin Park Distribution Center                   0              0               0
                                             --------        -------        --------
                                             $128,214        $33,000        $161,214
                                             ========        =======        ========

The other capital at Atrium at Alpha Business Center is for tenant improvements and lease commissions for new and renewal tenants. Other Capital is anticipated for lobby renovations at the property. The Trust reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement scheduled will be postponed until such funds are available.

Results of Property Operations
------------------------------

The results of operations for the Trust's properties for the quarters ended September 30, 1999 and 1998 are detailed in the schedule below. Revenues and expenses of the Trust are excluded.

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

                                                             Franklin Park           Applied
                                           Atrium at         Distribution         Communications
                                            Alpha               Center               Building
                                           --------            ---------             --------
            1999
            ----
Revenues                                   $324,109            $ 107,608             $276,927
Expenses                                    286,852              144,322              190,363
                                           --------            ---------             --------
Net Income                                   37,257             (36,714)               86,564

Depreciation and Amortization                99,500               36,375               14,909
                                           --------            ---------             --------
Funds from Operations                      $136,757            $   (339)             $101,473
                                           ========            =========             ========
            1998
            ----
Revenues                                   $335,243            $ 233,282             $282,020
Expenses                                    284,344              147,435              245,942
                                           --------            ---------             --------
Net Income                                   50,899               85,847               36,078

Depreciation and Amortization                90,324               36,276               50,157
                                           --------            ---------             --------
Funds from Operations                      $141,223            $ 122,123             $ 86,235
                                           ========            =========             ========

Net income at Atrium at Alpha for the quarters ended September 30, 1999 and 1998 is $37,257 and $50,899, respectively. The decrease in net income of $13,642 is attributable to a decrease in revenues of $11,134 and an increase in expenses of $2,508. The decrease in revenue is primarily due to decreases in base rental revenues and escalation revenues as a result of the decreased
occupancy level than that of the same period in 1998.   Expenses remained
relatively stable when comparing the two periods, however the following fluctuations occurred. Increases were reflected in depreciation/amortization ($9,176) and payroll ($5,171). These increases were partially offset by decreases in real estate tax expense ($5,170), electricity ($2,761), and professional fees ($4,169). The additional depreciation and amortization is due to capital additions posted in 1999.

Net (loss) income at Franklin Park Distribution Center for the quarters ended September 30, 1999 and 1998 is ($36,714) and $85,847, respectively. Net income decreased $122,561 when comparing the two quarters, primarily due to a decrease in revenues of $125,774. This can be attributed to an overall decrease in revenues related to the significant decrease in occupancy when
compared to that of the same period, prior year.   Expenses decreased $3,113
when comparing the two periods, primarily due to a decrease in real estate tax expense as a result of a lower assessment and related annual tax at the property.

At the Applied Communications Building net income for the quarters ended September 30, 1999 and 1998 is $86,564 and $36,078 respectively. This increase in net income of $50,486 can be attributable to a decrease in expenses of $55,579 and a decrease in revenues of $5,093. The decrease in revenues is due primarily to decreases in escalation revenue and utility
reimbursements.    The decrease in expenses can primarily be attributed to
decreases in depreciation/amortization ($35,248), payroll ($5,319), and repairs and maintenance related expenses ($12,321), partially offset by an
increase in other operating expenses ($2,402).   The decrease in repairs and
maintenance expenses is due to the cost of sidewalk repairs at the property in 1998 that were not necessary in 1999. The payroll decrease can be attributed to one less maintenance employee in 1999, than was on staff in 1998. The decrease in depreciation/amortization is due to the lack of depreciation posted as a result of the property's sale status throughout the reporting period.

Occupancy levels at the Trust's properties during the third quarter remain at a high level. These levels can be attributable to the Trust's ability to renew the properties major tenants as their leases mature. The occupancy levels at September 30, 1999, 1998 and 1997 are as follows:

            Property                     1999           1998           1997
            --------                     ----           ----           ----
Atrium at Alpha                           84%            92%            96%
Franklin Park Distribution Center         57%           100%           100%
Applied Communications Building          100%           100%           100%

The leasing activity at Atrium at Alpha Business Center during the third quarter resulted in a decrease in occupancy to 84% as of September 30, 1999. During the quarter one existing tenant renewed their lease for 2,348 square feet and two tenants vacated 4,765 square feet. The property had two major tenants during the quarter, one which leased 11% of the building with a lease which expired May 1999. This tenant is currently on a month to month status and in negotiations with the Registrant on a renewal of 8% of the available space. The remaining 3% occupied by this tenant, has been vacated. The other major tenant occupies 15% of the available space on a lease which expires December 2003.

Occupancy at Franklin Park Distribution Center remained at 57% during the 3rd quarter. There is one tenant which occupies approximately 57% of the
building with a lease which expires in December 2004.   The Registrant has
renovated the vacant space and is aggressively marketing the space through a local broker.

The Applied Communications Building has a single tenant who occupies the entire building. The tenant's lease expires August 2008.

The Trust reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. The Trust considers a history of operating losses or a change in occupancy to be primary indicators of potential impairment. The Trust deems the Property to be impaired if a forecast of undiscounted future operating cash flows directly related to the Property, including disposal value, if any, is less than its carrying amount. If the Property is determined to be impaired, the loss is measured as the amount by which the carrying amount of the Property exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar properties or the results of valuation techniques such as discounting estimated future cash flows. Considerable management judgement is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates.

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

Non-Information Technology Systems
----------------------------------

At the request of the Trust, its property managers have completed their review of the major date-sensitive non-information technology systems such as elevators, heating, ventilation, air conditioning and cooling ("HVAC") systems, locks, and other like systems in the Trust's properties and have determined that such systems are materially Year 2000 compliant. In some of the Trust's properties, its property managers have utilized the services of third-party consultants in making this determination, while in other properties, the property managers have internally made such determinations. The Trust does separately track the internal costs incurred for its Year 2000 project. The Trust does not believe that the Year 2000 issue will pose significant problems to the Trust's Information technology systems and non-Information technology systems, or that resolution of any potential problems with respect to such systems will have a material effect on the Trust's financial condition or results of operations.

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

Such non-Information technology systems failure could force tenants to use the stairs in such properties, rather than the elevators. However, none of the properties owned by the Trust is a high-rise building where such an elevator failure could cause a material adverse effect to the operations of its tenants, although such failure could make it impossible for any disabled tenants or any disabled customers to access such properties. Moreover, as previously discussed, the Trust may suffer adverse effects in its results of operations and financial condition as a result of utility or HVAC failures, for example. Such events could lead the tenants of the Trust to withhold rent, in the event that the Trust's properties are not usable for their intended purposes. The Trust does not believe that rent abatement would be a lawful tenant remedy for short term obligations unless such failure extend for a period of 30 consecutive days. The Trust intends to pursue its remedies for any such breach of its rent obligations by a Tenant expeditiously and to the full extent permitted by law.

1999 Comparisons
----------------

The Trust's consolidated revenues for the three and nine month period ended September 30, 1999 are $745,710 and $2,264,943, respectively, which represents a decrease of $108,669 and $146,695 when compared to the results of the same periods ended September 30, 1998. The decrease in revenues for both the three and nine month periods can primarily be attributed to decreases in revenues at Franklin Park Distribution Center as a result of the decreased occupancy level, as explained in the property comparisons. That decrease of $266,849, for the nine month period, was partially offset by a significant increase in rental revenues related to entries posted to record all rental revenues on a straight-line basis. This income is realized at the Trust level. Other less significant increases and decreases in revenues have been addressed separately in the property comparisons.

Consolidated expenses were $1,010,529 and $2,816,731 for the three and nine month period ended September 30, 1999, respectively. For the same periods ended September 30, 1998, consolidated expenses were $926,023 and $2,598,106, respectively. Consolidated expenses increased $84,506 and $218,625 when comparing the three and nine month periods ended September 30, 1999, to the
same periods in 1998.    The increase in expenses for the three month period
can be attributable to increases in professional services ($121,158) and insurance ($18,425). These increases were partially offset by decreases in depreciation and amortization ($19,583), real estate tax ($12,046), electricity ($5,335) and repairs and maintenance ($17,582). The increase in professional services is primarily due to additional legal fees in third quarter 1999 as a result of the lawsuit in which the Trust was involved. The decreases in depreciation/amortization, real estate tax, and repairs and maintenance related expenses have been addressed at the property level.

The increase in consolidated expenses for the nine month period can be attributed to increases in real estate tax ($28,075), professional services ($182,605), cleaning expense ($2,767), payroll ($61,404), insurance ($21,821), and other operating expenses ($24,711). These increases were partially offset by decreases in interest ($6,296), depreciation/amortization ($35,151), electricity ($7,964), general and administrative reimbursements ($7,165), repairs and maintenance related expenses ($38,878), and office expenses ($7,304). The increase in real estate tax expenses is primarily due to tax appeal fees paid in the second quarter of 1999 at Franklin Park. Commencing in third quarter of 1999, a tax savings has now been reflected at that property. The increase in payroll can be attributed to the employment agreements that were effective March 1998. For additional information, refer to the financial statements for the year ended December 31, 1998, which are included on Form 10-K. The increase in other operating expenses is due to increased snow removal costs and common area related expenses in 1999. The decrease in repairs and maintenance is due to roof and concrete repairs at Applied Communications Building in second quarter 1998, not necessary in 1999. The increases in professional fees and insurance, as well as the decrease in depreciation and amortization were explained above in the three month period consolidated comparisons.

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

PART II. OTHER LITIGATION
-------------------------

Item 1. Litigation
------------------

NOTE F:

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


                                       NOONEY REALTY TRUST, INC.


Dated:    November 9, 1999             By:  /s/   William J. Carden
      ------------------------             -------------------------------
                                           William J. Carden
                                           Chairman and CEO


                                            /s/    Patricia A. Nooney
                                           -------------------------------
                                           Patricia A. Nooney
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