Form 10-K
period 1999-12-31
NOONEY REALTY TRUST INC
filed 2000-03-15
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

OR/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the  transition  period from to Commission file number 0-13754

                            NOONEY REALTY TRUST, INC.
             (Exact name of Registrant as specified in its charter)

Missouri                                                  43-1339136
(State or other jurisdiction of                (I.R.S. Employer incorporation or
organization)                                          Identification No.)

1100 Main, Suite 2100 Kansas City, Missouri                              64105
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (816) 421-4670

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
None                                               Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock - $1.00 Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

__ Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 1, 2000, there were 866,624 shares of the Registrant's common stock, par value $1 per share, issued and outstanding.

Documents incorporated by reference:

(1) Portions of the Registrant's 1999 Annual Report to Shareholders are incorporated by reference in Parts I & II of this Annual Report on Form 10-K.

(2) Portions of the Registrant's 2000 Proxy Statement for the Annual Meeting to be held on May 9, 2000, are incorporated into Part III, as described herein. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

This 10-K contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Registrant. Actual results could differ materially from those contemplated by such statements. Also, statements including the words "expects," "anticipates," "intends," "plans," "believes," "seeks," or variations of such words and similar expressions are forward-looking statements. The Registrant notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Registrant's business include, but are not limited to, the following: competition, inflation, the ability to retain key tenants and general economic, business and social conditions.

                                     PART I
ITEM 1: BUSINESS

Nooney Realty Trust, Inc. (the "Registrant" or "Trust") is a corporation formed under The General and Business Corporation Law of Missouri on June 14, 1984, to make equity investments in income-producing real properties, primarily commercial and light industrial properties. The Registrant originally acquired three real property investments as set forth in Item 2 below. Information respecting revenues, net income, capital expenditures and depreciation and amortization for each property is set forth in Note 10 to the Trust's Notes to Financial Statements and incorporated by reference from the Registrant's 1999 Annual Report to Shareholders under the heading "Financial Statements and Notes".

The Registrant's primary investment objectives are to preserve and protect Shareholders' capital, provide the maximum possible cash distributions to Shareholders and provide for capital growth through appreciation in property values. Since 1985 the Registrant has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code. It was management's original objective to sell or refinance the Registrant's properties approximately eight to twelve years after their acquisition. However, because of the depression of real estate values experienced nationwide from 1988 to 1993, this time frame was extended in order to achieve the goal of capital appreciation.

The real estate investment market began to improve in 1994 and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of the Trust's properties in the future. The status of the Trust's individual properties and opportunities to increase their value is carefully reviewed by management and the Board of Trustees on a quarterly basis along with any proposals or opportunities that are presented to expand or merge the Trust.

The Registrant's current Articles of Incorporation and Bylaws provide that it is intended to be self-liquidating and the proceeds from the sale or refinancing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Shareholders or, at the discretion of management, applied to capital improvements to, or the payment of indebtedness with respect to, existing properties, other expenses or the establishment of cash reserves.

Management is considering seeking shareholder approval of amendments to the self-liquidating and related provisions of the Articles of Incorporation and Bylaws.

The business in which the Registrant is engaged is highly competitive. The Registrant's investment properties are located in or near major urban areas and are subject to competition from other similar types of properties in such areas. The Registrant competes for tenants for its properties with numerous other real estate investment trusts, as well as with individuals, corporations, real estate limited partnerships and other entities engaged in real estate investment activities. Such competition is based on such factors as location, rent schedules and services and amenities provided. A substantial portion of the Trust's revenues are derived from a single tenant. (See Note 4 to the accompanying financial statements)

On October 19, 1999, the Trust entered into a Settlement Agreement (the "Settlement Agreement") relating to a lawsuit filed in the Circuit Court of Jackson County, Missouri on August 18, 1997 entitled Nooney Realty Trust, Inc.
v. David Johnson, et al. The closing under the Settlement Agreement occurred on November 9, 1999. As a result of the Settlement Agreement, there was a change in control of the Registrant. See "Item 3: Legal Proceedings".

Effective November 10, 1999, the Registrant engaged Maxus Properties, Inc., a Missouri corporation ("Maxus"), to provide property management services for the Registrant. David L. Johnson, Chairman, Chief Executive Officer and a trustee of the Registrant, is the Chief Executive Officer and the majority shareholder of Maxus. Daniel W. Pishny, President and a trustee of the Registrant, is President and Chief Operating Officer of Maxus. John W. Alvey, Vice President and Chief Financial and Accounting officer is Executive Vice President and Chief Financial Officer of Maxus. Maxus employs more than 250 people to manage 49 commercial properties, including over 8,000 apartment units and 700,000 square feet of retail and office space.

As of December 31, 1999, the Registrant has no employees.

ITEM 1A:  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Registrant as of March 1, 2000.

                                                               Has served in
Name                    Position              Age              position since
-----------------------------------------------------------------------------
David L. Johnson*       Chairman and Trustee   43           November 10, 1999

Daniel W. Pishny*       President and Trustee  37           November 10, 1999

John W. Alvey           Vice President         41           November 10, 1999

* First served as Trustee November 27, 1999.

DAVID L. JOHNSON
Mr. Johnson, age 43, is Chairman, Chief Executive Officer and majority shareholder of Maxus , whose offices are located at 1100 Main, Suite 2100, Kansas City, Missouri 64105. He has served in this capacity since its inception in 1988. Mr. Johnson is also Vice President of KelCor, Inc. ("KelCor"), a Missouri corporation that specializes in the acquisition of commercial real estate.

DANIEL W. PISHNY
Mr. Pishny, age 37, is President and Chief Operating Officer of Maxus. He has served in this capacity since 1995. Mr. Pishny is responsible for the day-to-day operations of Maxus and its managed properties.

JOHN W. ALVEY
Mr. Alvey, age 41, is Executive Vice President and Chief Financial Officer of Maxus and President of KelCor. He has served in these capacities since 1988.

ITEM 2: PROPERTIES

On March 28, 1985, the Registrant purchased The Atrium at Alpha Business Center ("The Atrium"), a multi-tenant office building located at 2626 East 82nd Street in Bloomington, Minnesota, a suburb of Minneapolis. The Atrium contains approximately 89,000 net rentable square feet and is located, along with a parking lot that will accommodate 336 cars, on a 4.2 acre site. The purchase price of The Atrium was $8,393,716. The Atrium was 86% leased by 27 tenants at Dec. 31, 1999.

The Atrium has been classified in the Minneapolis Airport Committee's (the "MAC") Safety Zone A in the future expansion of the Minneapolis Airport. The expansion runway is anticipated to be completed in 2003. The MAC will begin buying out impacted buildings during 1999. Safety Zone A is adjacent to the Federal Aviation Authority's noise buy out zone. The MAC has not indicated whether or not it will buy out the Trust's building. The Trust is monitoring whether the increased noise from the new runway will have an impact on future leasing of the building. If the Trust determines there is a negative impact, the Trust will petition the MAC to buy the building. If the building continues to be classified in Safety Zone A, it will be classified as nonconforming use. Given the preliminary state of the future expansion, management is unable at this time to determine what impact, if any, this matter will have on the Trust.

On January 22, 1986, the Registrant purchased the Applied Communications, Inc. Building (the "ACI Building"), an office building located at 330 South 108th Avenue in Omaha, Nebraska. The ACI Building contains approximately 70,000 net rentable square feet and is located on a 7.59 acre site which provides paved parking for 400 cars. The purchase price of the ACI Building was $6,401,008. The building is 100% leased by a single tenant, Applied Communications, Inc. During the quarter ended September 30, 1999, the status of the ACI Building was changed from held for investment to held for sale. During the quarter ended December 31, 1999, the status returned to held for investment. At this time, there are no plans for the sale of this property.

On December 16, 1986, the Registrant purchased the Franklin Park Distribution Center ("Franklin Park"), a warehouse and distribution facility located at 3431
N. Powell Avenue in Franklin Park, Illinois, a suburb west of Chicago. Franklin Park contains approximately 162,000 net rentable square feet and is located on a five-acre site which provides parking for 100 cars. The purchase price of Franklin Park was $4,301,494. Franklin Park was 57% leased by one tenant at Dec. 31, 1999.

All of the Registrant's properties are subject to deeds of trust and assignments of rents securing a $4.6 million mortgage note. The note bears interest at 8.4% per annum and is payable in monthly installments of principal and interest aggregating $40,976 until November 2001, at which time the balance of the note ($4.5 million) becomes due. Reference is made to Note 2 of Notes to Financial Statements incorporated by reference to the Registrant's 1999 Annual Report to Shareholders under the heading "Financial Statements and Notes" for a description of the mortgage indebtedness secured by the Registrant's real property investments. Reference is also made to Note 4 of Notes to Financial Statements for a discussion of revenues derived from major tenants.

The following table sets forth certain information as of December 31, 1999, relating to the properties owned by the Registrant.

                                                Average
                                                Annualized                 Principal Tenants
                                                Effective                  Over 10% of
                                 Total          Base Rent                  Property Lease
                     Square      Annualized     Per Square     Percent     Square
Property             Feet        Base Rent      Foot           Leased      Footage              Exp.

Atrium At Alpha
Business Center      89,000     $1,228,831      $13.81          86%        Synertech            2003
                                                                           Health Systems
                                                                           Solutions, Inc.
                                                                           (15.7%)

Applied
Communications Inc.
Building             70,000       $987,000      $14.10         100%        Applied              2008
                                                                           Communications
                                                                           Inc. (100%)

Franklin Park
Distribution Center 162,000       $280,152       $3.05          57%        Household            2004
                                                                           Finance (57%)

ITEM 3: LEGAL PROCEEDINGS

On October 19, 1999, the Trust entered into the Settlement Agreement relating to a lawsuit filed in the Circuit Court of Jackson County, Missouri on August 18, 1997 entitled Nooney Realty Trust, Inc. v. David Johnson, et al. (the "Lawsuit"). The closing under the Settlement Agreement occurred on November 9, 1999 (the "Closing").


The Lawsuit was filed by the Trust. Among other claims, the Trust had asked for a declaratory judgment against certain individuals and entities who hold shares of the Trust. The Trust initiated the suit to obtain a judicial determination of the validity and status of some of the Trust's shares (referred to as "Excess Shares"). On April 27, 1999, the Court entered summary judgment for the defendants on the Trust's declaratory judgment count and designated its decision for appeal without awaiting resolution of the Trust's remaining claims. The Trust appealed the judgment, but on October 19, 1999, the Lawsuit was settled.

Pursuant to the Settlement Agreement, (i) CGS Real Estate Company, Inc. ("CGS") and certain of its affiliates sold all of their shares of common stock in the Trust owned beneficially or of record by CGS or its affiliates (75,763 shares) to NKC Associates, L.L.C. (37,881) and Chris Garlich (37,882) at a price of $10.00 per share, (ii) Lawrence E. Fiedler, and James P. Ingram resigned as members of the Board of Trustees, and each of William J. Carden, Thomas N. Thurber, Gregory J. Nooney, Jr., Glenda F. White and Patricia A. Nooney resigned as officers of the Trust effective as of the Closing, (iii) Robert B. Thomson and Monte McDowell were elected by the Board of Trustees to fill the vacancies created by the resignations of Messrs. Fielder and Ingram, (iv) CGS and its affiliates terminated each of the management and other services agreements between CGS and its affiliates and the Trust, (v) the Lawsuit was dismissed pursuant to stipulations of dismissal with prejudice signed by each of the parties to the Lawsuit and (vi) William J. Carden and Thomas N. Thurber terminated their employment agreements with the Trust. In connection with the Settlement Agreement, the Trust paid $50,000 to an affiliate of Mr. Carden and $25,000 to Mr. Thurber to settle its deferred compensation obligation to Messrs. Carden and Thurber aggregating $408,334.

Effective November 9, 1999, the Board of Trustees elected the following officers: David L. Johnson, Chairman; Daniel W. Pishny, President; John W. Alvey, Vice-President; Christine A. Robinson, Secretary; and Amy Kennedy, Treasurer.


The Settlement Agreement also required that William J. Carden, Gregory J. Nooney, Jr. and William W. Geary, Jr. resign as members of the Baord. However, Rule 14f-1 of the Securities Exchange Act of 1934 required, the Trust, at least ten days prior to a change in a majority of the trustees, to file certain information regarding the new management with the Securities and Exchange
Commission and to transmit this information to all shareholders of the Trust. Messrs. Carden, Nooney and Geary resigned effective as of November 27, 1999, the expiration of the ten day period. The remaining members of the Board appointed David L. Johnson Daniel W. Pishny and Chris Garlich to fill the vacancies on the Board created by these resignations at that time.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Shareholders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5:  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

The information required by Item 201 of Regulation S-K is incorporated by reference from the Registrant's 1999 Annual Report to Shareholders under the headings "Market Information" and "Dividends".

ITEM 6: SELECTED FINANCIAL DATA

The information required by Item 301 of Regulation S-K is incorporated by reference from the Registrant's 1999 Annual Report to Shareholders under the heading "Financial Highlights".

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 303 of Regulation S-K is incorporated by reference from the Registrant's 1999 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK

The information required by Item 305 of Regulation S-K is incorporated by reference from the Registrant's 1999 Annual Report to Shareholders under the heading "Market Risk."

ITEM 8: FINANCIAL  STATEMENTS AND SUPPLEMENTARY  DATA

The financial statements of the Registrant are incorporated by reference from the Registrant's 1999 Annual Report to Shareholders. Financial Statement Schedules are filed herewith as Exhibit 99.1 and are incorporated herein by reference. The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by Item 304 of Regulation S-K is incorporated by reference from the Registrant's 1999 Annual Report to Shareholders under the heading "Change in Independent Auditors."

                                    PART III

ITEM 10: TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Trustees- the information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 9, 2000 under the captions "Election of Trustees" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

(b)Executive Officers-Information regarding the Executive Officers of the Registrant is as set forth in Item 1A of this report under the caption "Executive Officers of the Registrant."

ITEM 11: EXECUTIVE COMPENSATION

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 9, 2000 under the captions "Election of Trustees-Trustee's Compensation," "Election of Trustees-Executive Compensation," "Election of Trustees-Related Transactions," and "Election of Trustees-Report of the Independent Trustees" is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its

Annual Meeting to be held on May 9, 2000 under the caption "Election of Trustees" is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held May 9, 2000 under the caption "Election of Trustees-Related Transactions" is incorporated herein by reference.

                                   PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

     1. Financial Statements:

The following financial statements of the Registrant are incorporated by reference to the Registrant's 1999 Annual Report to Shareholders:

Balance Sheets (December 31, 1999 and 1998)

Statements of Operations (For the years ended December 31, 1999, 1998 and 1997)

Statements of Shareholders' Equity (For the years ended December 31, 1999, 1998 and 1997)

Statements of Cash Flows (For the years ended December 31, 1999, 1998 and 1997)

Notes to Financial Statements (December 31, 1999, 1998 and 1997)

     2. Financial Statement Schedules (filed herewith as Exhibit 99.1):

Schedule 1 (Schedule III) - Real Estate and Accumulated Depreciation.

All other schedules are omitted because they are inapplicable or not required under the instructions.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Registrant since the end of the third quarter of 1999:

On November 10, 1999, the Registrant filed a Form 8-K (File No. 000-13754) reporting a change in control of the Registrant.

On November 17, 1999, the Registrant filed a Form 8-K (File No. 000-13754) reporting information regarding the new board members in connection with the change in control of the Registrant.

On January 25, 2000, the Registrant filed a Form 8-K (File No. 000-13754) reporting the dismissal of Deloitte and Touche LLP as its certifying accountant. On February 14, 2000, the Registrant filed Amendment No. 1 to this Form 8-K.

On February 11, 2000, the Registrant filed a report on Form 8-K (File No. 000-13754) which reported the appointment of KPMG LLP as its certifying accountant.

(c) Exhibits:

A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference.

(d) Not Applicable.




(Remainder of this page left blank intentionally)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                       NOONEY REALTY TRUST, INC.

Date: March 15, 2000                   By: /s/ David L. Johnson
                                               David L. Johnson


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.


                                           /s/ David L. Johnson
                                               David L. Johnson
                                               Chairman, Chief Executive
                                                 Officer and Trustee

                                           /s/ Daniel W. Pishny
                                               Daniel W. Pishny
                                               President and Trustee


                                           /s/ Christopher Garlich
                                               Christopher Garlich
                                               Trustee


                                           /s/ Monte McDowell
                                               Monte McDowell
                                               Trustee


                                           /s/ Robert B. Thomson
                                               Robert B. Thomson
                                               Trustee


                                           /s/ John W. Alvey
                                               John W. Alvey
                                               Vice President
                                               Chief Financial and Accounting
                                                 Officer

EXHIBIT INDEX

Exhibit
Number  Description

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

10.3 Stock Option Agreement for William J. Carden, dated as of March 1, 1998, is incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed pursuant to Rule 13a-1 under The Securities Exchange Act of 1934 (File No. 0-13754).

10.4 Stock Option Agreement for Thomas N. Thurber, dated as of March 1, 1998, is incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed pursuant to Rule 13a-1 under The Securities Exchange Act of 1934 (File No. 0-13754).

10.5 Amendment No. 1, to Non qualified Stock Option Agreement for William J. Carden, dated as of May 28, 1998 is incorporated by reference to Exhibit
        10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 0-1375).

10.6 Amendment No. 1, to Non qualified Stock Option Agreement for Thomas N. Thurber dated as of May 28, 1998 is incorporated by reference to Exhibit
        10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 0-1375).

10.7 Filed herewith. Management Agreement dated November 10, 1999 by and between Nooney Realty Trust, Inc. and Maxus Properties, Inc. regarding the Franklin Park Distribution Center.

10.8 Filed herewith. Management Agreement dated November 10, 1999 by and between Nooney Realty Trust, Inc. and Maxus Properties, Inc. regarding the ACI Building.

10.9 Filed herewith. Management Agreement dated November 10, 1999 by and between Nooney Realty Trust, Inc. and Maxus Properties, Inc. regarding the Atrium at Alpha Business Center.

10.10 Filed herewith. Settlement Agreement dated as of October 19, 1999 by and among Bond Purchase, L.L.C., et al., and CGS Real Estate Company, Inc., et al. (without exhibits).

10.11 Filed herewith. Office/Warehouse Lease Agreement dated June 2, 1989, as further amended by First Amendment to Lease dated July 6, 1994, and Second Amendment to Lease dated March 30, 1999 by and between Nooney, Inc., agent for Nooney Realty Trust, Inc., as Landlord, and Household Finance Corporation III, as tenant.

10.12 Filed herewith. ACI Building Lease dated December 28, 1992, as further amended by First Amendment to Lease dated September 9, 1998 by and between Nooney Realty Trust, Inc., through its agent, Nooney Krombach Company, and Applied Communications, Inc.

13 Filed herewith. 1999 Annual Report to Shareholders. Except for those portions expressly incorporated by reference in this Form 10-K, the 1999 Annual Report to Shareholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K.

27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

99.1    Financial Statement Schedules.