Form 10-Q
period 2000-03-31
NOONEY REALTY TRUST INC
filed 2000-05-12
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended         March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ To ___________________

                         Commission file number 0-13754


                            MAXUS REALTY TRUST, INC.
        (Exact name of small business issuer as specified in its charter)

          Missouri                                      43-1339136
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1100 Main St., Ste 2100 Kansas City, Missouri                           64105
(Address of principal executive offices)                              (Zip Code)

Trust's telephone number, including area code        (816) 421-4670

Indicate by check mark whether the Trust (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Trust was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
         Balance Sheet                                                        3
         Statements of Operations                                             4
         Statements of Cash Flows                                             5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS                                                     6

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   11
ITEM 2.  CHANGES IN SECURITIES                                               11
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 11
ITEM 5.  OTHER INFORMATION                                                   13
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    13


SIGNATURES                                                                   15
EXHIBIT INDEX                                                                16

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MAXUS REALTY TRUST, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                                                            March 31, 2000
ASSETS:
Investment property
   Land                                                   $     2,080,000
   Buildings and improvements                                  13,716,000
                                                             ------------
                                                               15,796,000

   Less accumulated depreciation                              (5,951,000)

                                                                9,845,000

   Investment property held for sale                            3,279,000
                                                            -------------
           Total investment property                           13,124,000

Cash                                                               41,000
Accounts receivable                                               269,000
Prepaid expenses and other assets                                 216,000
Deferred expenses, less accumulated amortization                  387,000
                                                             ------------
           Total assets                                   $    14,037,000
                                                              ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Mortgage notes payable                                 $     4,510,000
   Accounts payable and accrued expenses                          263,000
   Real estate taxes payable                                      268,000
   Refundable tenant deposits                                      64,000
                                                             ------------
           Total liabilities                                    5,105,000

Shareholders' equity:
   Common stock, $1 par value: authorized 5,000,000 shares
      866,624 shares issued and outstanding                       867,000
   Additional paid-in-capital                                  14,252,000
   Distributions in excess of accumulated earnings            (6,187,000)
                                                             ------------
           Total shareholders' equity                           8,932,000

                                                          $    14,037,000
                                                             ============
See accompanying notes to financial statements.

                            MAXUS REALTY TRUST, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                    March 31           March 31
                                                      2000                1999

Revenues:
   Rental                                       $   657,000             664,000
   Other                                             68,000              81,000
                                                     ------              ------

           Total revenues                           725,000             745,000
                                                    -------             -------

Expenses:
   Depreciation and amortization                    178,000            191,000
   Repairs and maintenance, including common
      area maintenance                               88,000             88,000
   Real estate taxes                                129,000            146,000
   Interest, net                                     95,000             93,000
   Professional fees                                103,000            174,000
   General and administrative                        31,000            130,000
   Utilities                                         68,000             56,000
   Property management fees - related parties        25,000             51,000
   Other operating expenses                          44,000             20,000
                                                   --------           ---------


           Total expenses                           761,000            949,000
                                                    -------            -------

           Net loss                             $  (36,000)           (204,000)
                                                   ========           =========

Per share data (basis and diluted):
   Net loss                                     $      (.04)              (.24)
                                                 ===========          =========

   Distributions:
      Paid in current year:
         Taxable to shareholders                $      ----                ----
          Return of capital                            ----                ----
                                                -----------           ---------

           Total paid in current year                  ----                ----
                                                ===========           =========

   Weighted average shares outstanding              866,624             866,624
                                                    =======           =========

See accompanying notes to financial statements.

                            MAXUS REALTY TRUST, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                        March 31       March 31
                                                          2000           1999

Cash flows from operating activities:
   Net loss                                             (36,000)       (204,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                    178,000         191,000
       Changes in accounts affecting operations:
           Accounts receivable                          (19,000)         50,000
           Prepaid expenses and other assets            (47,000)       (113,000)
           Accounts payable and other liabilities      (207,000)         11,000
           Deferred compensation                           ----          61,000
                                                       ---------     ----------

              Net cash used in operating activities    (131,000)         (4,000)
                                                       ---------     ----------

Cash flows from investing activities:
       Capital expenditures                              (8,000)        (74,000)
                                                     -----------     ----------

Cash flows from financing activities:
       Principal payments on mortgage notes payable     (28,000)        (26,000)
                                                     -----------     ----------

              Net decrease in cash                     (167,000)       (104,000)

Cash, beginning of period                               208,000         505,000
                                                        -------         -------
Cash, end of period                                 $    41,000         401,000
                                                      =========         =======

Supplemental disclosure of cash flow information -
   cash paid during the quarter for interest        $    95,000          97,000
                                                      =========         =======
See accompanying notes to financial statements

                           MAXUS REALTY TRUST, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (formerly Nooney Realty Trust, Inc.) (the "Trust") for the year ended December 31, 1999, which are contained in the Trust's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Trust's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2000 and for all periods presented have been made. The results for the three-month period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire year.

Certain reclassifications have been made to the prior quarter amounts to conform to the current quarter presentation.

ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

This 10-QSB contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and future prospects for the Trust. Actual results could differ materially from those contemplated by such statements.

DESCRIPTION OF BUSINESS

Maxus Realty Trust, Inc., a Missouri corporation (formerly Nooney Realty Trust, Inc.), was formed on June 14, 1984 for the purpose of making equity investments in income-producing real properties, primarily commercial and light industrial properties. The Trust's portfolio is comprised of Atrium at Alpha Business Center, a multi-tenant office building located in Bloomington, Minnesota ("Atrium at Alpha"); Applied Communications, Inc. Office Building, a single-tenant office building located in Omaha, Nebraska ("ACI Building"); and Franklin Park Distribution Center, a warehouse and distribution facility in Franklin Park, Illinois ("Franklin Park"). These properties generated 44%, 40%, and 16% of total revenues, respectively, for the quarter ended March 31, 2000.

On May 3, 2000, the Trust entered into a letter of intent to sell Franklin Park to an unrelated third party, Chicago Industrial Partners, L.L.C. ("CIP"). The sale price is $4,525,000 payable in cash at the closing, subject to any prorations. The Trust must pay the independent real estate broker a commission of five (5) percent of the total purchase price excluding any prorations or offsets. Franklin Park is one of three properties that the Trust currently owns.

The letter of intent is non-binding and is subject to a sale contract being fully signed by May 22, 2000. The letter of intent provides that the sale contract will make the sale subject to certain conditions, including but not limited to, CIP having a thirty (30) day due diligence period after the execution of the sale contract pursuant to which CIP will have the right to terminate the contract in its sole discretion without liability to the Trust.

Although there can be no assurance that this transaction will ultimately be consummated, the closing is tentatively scheduled to occur within fifteen (15) business days after the end of the due diligence period.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand as of March 31, 2000, was $41,000, a decrease of $167,000 from December 31, 1999. The decrease in cash is attributable mainly to a reduction in accounts payable and other liabilities of $207,000. Management believes the Trust's current cash position and the properties' ability to provide operating cash flow should enable the Trust to fund anticipated capital expenditures and service debt in 2000. Expenditures for leasing capital are dependent on the timing and actual dollars negotiated for leases. The anticipated capital expenditures by property for 2000 are as follows:


                                        OTHER          LEASING
                                       CAPITAL         CAPITAL        TOTAL

Atrium at Alpha............            $18,000        $282,000       $300,000
Franklin Park..............               ---          225,000        225,000
ACI Building...............               ---          350,000        350,000
                                      ---------      ----------     ----------
                                       $18,000        $857,000       $875,000

The leasing capital expenditures at Atrium at Alpha include tenant alterations and lease commissions for new and renewal tenants. In addition, the Trust anticipates spending capital funds for HVAC and minor roof replacements. At Franklin Park, leasing capital for tenant alterations and lease commissions upon the leasing of the vacant space is budgeted. At the ACI Building, the single occupant in the building renewed their lease in 1998. The funds to reimburse the tenant for certain tenant alterations up to a maximum of $350,000 may be paid during 2000 or deferred until 2001 depending on when the tenant elects to perform the work.

The debt on the Trust's properties matures in the year 2001. Management believes that the Trust will be able to refinance the debt on similar terms at that time.

CONTINGENCIES

The Trust's multi-tenant office building located in Bloomington, Minnesota has been classified in the Minneapolis Airport Committee's (the "MAC") Safety Zone A in the future expansion of the Minneapolis Airport. The expansion runway is anticipated to be completed in 2003. The MAC began buying out impacted buildings during 1999. Safety Zone A is adjacent to the Federal Aviation Authority's noise buy out zone. The MAC has not indicated whether or not it will buy out the Trust's building. The Trust is monitoring whether the increased noise from the new runway will have an impact on future leasing of the building. If the Trust determines there is a negative impact, the Trust will petition the MAC to buy the building. If the building continues to be classified in Safety Zone A, it will be classified as nonconforming use. Given the preliminary state of the future expansion, management is unable at this time to determine what impact, if any, this matter will have on the Trust.

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the quarters ended March 31, 2000 and 1999 are detailed in the schedule below. Administrative expenses, including professional fees, of the Trust are excluded.

FUNDS FROM OPERATIONS

The white paper on Funds from Operations approved by the board of governors of NAREIT in March 1999 defines funds from operations as net income (loss)(computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustment for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. In 1999, NAREIT clarified the definition of Funds from Operations to include non-recurring events, except for those that are defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property.

The Trust computes Funds from Operations in accordance with the guidelines established by the white paper which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds from Operations do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, distributions or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Trust's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Trust's liquidity, nor is it indicative of funds available to fund the Trust's cash needs including its ability to make distributions. The Trust believes Funds from Operations is helpful to investors as a measure of the performance of the Trust because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Trust to incur and service debt and make capital expenditures.
                                 ATRIUM AT ALPHA  FRANKLIN PARK     ACI BUILDING
                                                  (in thousands)
2000 Revenues                       $ 312.6            113.5           $ 298.9
     Expenses                         274.9            140.7             204.5
                                     ------          -------            ------
     Net Income (loss)                 37.7            (27.2)             94.4
     Depreciation and Amortization     95.3             36.3              44.9
                                     ------          -------            ------
     Funds from Operations            133.0              9.1             139.3
                                     ======          =======            ======

1999 Revenues                       $ 347.3        $    97.6           $ 300.3
     Expenses                         283.5            153.2             234.9
                                     ------           ------           -------
     Net Income (loss)                 63.8            (55.6)             65.4
     Depreciation and Amortization     95.1             36.4              55.8
                                    -------          -------           -------
     Funds from Operations            158.9            (19.2)            121.2
                                    =======          =======            ======
COMPARISONS BY PROPERTY

Revenues at the Atrium at Alpha for the quarter ended March 31, 2000 decreased $34,700 compared to the same period in 1999. The decrease in revenues was primarily due to a decrease in rental income of $16,000 and a decrease in miscellaneous income of $16,000. Operating expense for the quarter ended March 31, 2000 decreased $8,600 compared to the same period in 1999. The decrease in operating expense was primarily due to a decrease in management fees of $9,000.

At Franklin Park, revenues for the quarter ended March 31, 2000 increased $15,900 compared to the same period in 1999. Operating expense for the quarter ended March 31, 2000 decreased $12,500 compared to the same period in 1999. The decrease in operating expense was primarily due to a decrease in management fees of $10,200.

Revenues at the ACI Building for the quarter ended March 31, 2000 decreased slightly compared to the same period in 1999. Operating expense for the quarter ended March 31, 2000 decreased $30,400 compared to the same period in 1999. The decrease in operating expense was primarily due to a decrease in amortization expense of $11,000. Management fees decreased by $7,000 and the remainder of the decrease was due to decreases in a number of expense categories, none of which was significant.

The occupancy levels at March 31 were as follows:

                                      OCCUPANCY LEVELS AT MARCH 31,
                                        2000                  1999
         Atrium at Alpha                 83%                   92%
         Franklin Park                   57%                   57%
         ACI Building                   100%                  100%

During the quarter ended March 31, 2000, the occupancy level at Atrium at Alpha decreased from 86% at December 31, 1999 to 83% at March 31, 2000. One tenant's lease expired in 1999 which occupied 3,451 square feet. In 1999,the tenant agreed to a month to month extension and vacated March 5, 2000. One tenant vacated which occupied 1,255 square feet. One tenant renewed their lease for 1,536 square feet . The property has one major tenant occupying 16% of the building. The lease for this tenant expires in December 2003.

Franklin Park has one tenant occupying 57% of the building. The lease expires in December 2004.

The ACI Building has a single tenant occupying 100% of the building. The lease expires in August 2008.

The Trust reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. The Trust considers a history of operating losses or a change in occupancy to be primary indicators of potential impairment. The Trust deems the property to be impaired if a forecast of undiscounted future operating cash flows directly related to a property, including disposal value, if any, is less than its carrying amount. If the property is determined to be impaired, the loss is measured as the amount by which the carrying amount of the property exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar properties or the results of valuation techniques such as discounting estimated future cash flows. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates.

COMPARISON OF CONSOLIDATED RESULTS

For the quarter ended March 31, 2000, the Trust's consolidated revenues were $725,000 compared to $745,000 for the quarter ended March 31, 1999. Revenues decreased $20,000 (2.7%). The decrease in consolidated revenues relates primarily to a decrease in rental revenue and common area maintenance reimbursement at the Atrium at Alpha of $32,000. This decrease was offset in part by an increase in revenue at Franklin Park of $16,000.

For the quarter ended March 31, 2000, the Trust's consolidated expenses were $761,000 compared to $949,000 for the quarter ended March 31, 1999. The decrease in expense of $188,000 (19.8%) is due primarily to a decrease in general and administrative expenses of $99,000, professional fees of $71,000, and property management fees-related party of $26,000. The decrease in administrative expenses was primarily due to a reduction in payroll expense paid to previous management of $90,000. Current management does not charge payroll expense to the Trust.

The net loss for the quarter ended March 31, 2000 was $36,000 or $.04 per share. The net loss for the quarter ended March 31, 1999 was $204,000 or $.24 per share.

Cash flow used in operating activities was $131,000 for the quarter ended March 31, 2000 compared to $4,000 for 1999. The decrease in cash flow provided by operating activities was due primarily to decreases in accounts payable and other liabilities of $207,000. Cash flow used in investing activities was $8,000 for the quarter ended March 31, 2000 compared to $74,000 in 1999. The decrease in cash flow used in investing activities was due primarily to a decrease in capital expenditures. Cash flow used in financing activities was $28,000 for the quarter ended March 31, 2000 compared to $26,000 in 1999. Reduction of the principal balance on the mortgage note was the sole use of cash flow for financing activities for the quarter ended March 31, 2000 and 1999.

MARKET  RISK

The Trust has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at March 31, 2000 The Trust does not believe that it has any material exposure to interest rate risk. The Debt on the Trust's properties matures in the year 2001. Management believes that the Trust will be able to refinance the debt on similar terms at that time.

INFLATION

The effects of inflation did not have a material impact upon the Trust's operations in the quarter ended March 31, 2000 or in fiscal 1999 or 1998.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           None

ITEM 2.    CHANGES IN SECURITIES

On May 11, 2000, the Trust sold 173,000 shares of its common stock, par value $1.00 per share, at a price of $8.00 per share, solely to accredited investors (as such term is defined in Rule 501 of Regulation D) pursuant to a private placement in accordance with Rule 506 of Regulation D. Each investor executed a subscription agreement pursuant to which each investor represented and warranted that such investor met the requirements of an accredited investor. The Trust did not engage in any form of general solicitation or general advertising in selling the shares. The shares sold pursuant to the private placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration, and the stock certificates representing such shares will contain a legend with this restriction.

The Trust sold the shares to comply with the listing rules of the Nasdaq National Market ("Nasdaq"). Nasdaq had previously notified the Trust that the Trust was not in compliance with two Nasdaq listing requirements. Those listing requirements require (1) the Trust to maintain in excess of 750,000 shares that are publicly held and (2) that the market value of the public float of the Trust's shares exceed $5,000,000. Nasdaq is requiring the Trust to demonstrate a market value of public float of at least $5,000,000 on or before May 11, 2000; immediately thereafter, the Trust must evidence a market value of public float of at least $5,000,000 for a minimum of ten consecutive trading days.

There can be no assurance that the issuance of the 173,000 shares will successfully remedy these deficiencies. If the requirements are not met, Nasdaq may determine to transfer the Trust's common stock to the Nasdaq SmallCap Market or delist it, either of which could make it more difficult for shareholders to sell their stock.

The Trust intends to use the proceeds of the private placement, less legal and administrative fees incurred in connection with the private placement, to fund capital improvements, dividends and potential future acquisitions.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 9, 2000, the Trust held its Annual Meeting of Shareholders. At the meeting, the following matters were voted upon by the shareholders:

1.   A proposal to amend Article Eight of the Trust's Articles of Incorporation,
     Section  6.1 of Article VI of the  Trust's  Bylaws and  Section  10.8(b) of
     Article X of the Trust's Bylaws to eliminate the Trust's "self-liquidating" policy.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - CONTINUED

2. A proposal to amend provisions of the Trust's Bylaws to eliminate certain investment and borrowing restrictions on the Trust. The proposal was to

     A. amend Section 6.2 of the Trust's Bylaws by deleting the text of paragraph (d) thereof; as a result, the Trust would be permitted to acquire equity securities of other companies;

     B. amend Section 6.2 of the Trust's Bylaws by deleting the text of paragraph (i) thereof; as a result the Trust would be permitted to exchange its common stock for real estate investments;

     C. amend Section 3.1(e) of the Trust's Bylaws by deleting clauses (ii) and (iii) thereof, and amend Section 3.4 of the Trust's Bylaws by deleting paragraph (e) thereof; as a result, existing provisions that restrict (1) total indebtedness of the Trust from exceeding 300% of the net asset value of the Trust's assets and unsecured borrowings that result in an asset coverage of less than 300% and (2) require the Independent Trustees to monitor such coverages, would be eliminated; and

     D. amend the second paragraph of Section 9.4 of the Trust's Bylaws by adding a new paragraph (d) thereto that allows the Trust to purchase or sell property from or to affiliates of the Trust if approved by the unanimous vote of the disinterested Independent Trustees.

3. A proposal to amend Article One of the Trust's Articles of Incorporation and Section 1.1 of Article I of the Trust's Bylaws to change the name of the Trust to Maxus Realty Trust, Inc.

4. To elect five trustees to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualify.

     The total votes for Proposal 1 were cast as follows: 491,697 voted "for", 67,506 voted "against" and 8,689 "abstentions".

     The total votes for Proposal 2A were cast as follows: 493,105 voted "for", 65,485 voted "against" and 9,303 "abstentions".

     The total votes for Proposal 2B were cast as follows: 490,214 voted "for", 68,344 voted "against" and 9,335 "abstentions".

     The total votes for Proposal 2C were cast as follows: 488,480 voted "for", 71,093 voted "against" and 8,320 "abstentions".

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - CONTINUED

     The total votes for Proposal 2D were cast as follows: 489,424 voted "for", 69,725 voted "against" and 8,744 "abstentions".

     The total votes for Proposal 3 were cast as follows: 629,011 voted "for", 61,302 voted "against" and 11,472 "abstentions".

Each of the proposals received the necessary votes for approval by the shareholders of the Trust.

The following were the nominees of management voted upon and elected by the shareholders of the Trust: David L. Johnson, Monte McDowell, Daniel W. Pishny, Robert B. Thomson and Chris Garlich. There were 681,256 votes "for" Mr. Johnson and 20,529 votes "withheld." There were 686,334 votes "for" Mr. McDowell and 15,451 votes "withheld." There were 685,750 votes "for" Mr. Pishny and 16,035 votes "withheld." There were 686,234 votes "for" Mr. Thomson and 15,551 votes "withheld." There were 685,650 votes "for" Mr. Garlich and 16,135 votes "withheld."

As a result of the approval of Proposal 3 to change the Trust's name, on May 10, 2000, the Trust filed an amendment to the Trust's Articles of Incorporation changing the Trust's name to Maxus Realty Trust, Inc. As a result of the change of name, the Trust is in the process of changing the Trusts NASDAQ symbol from "NRTI" to "MRTI."

ITEM 5.    OTHER INFORMATION

On May 9, 2000 the newly appointed Board of Directors of the Trust declared a cash dividend of $0.16 per share payable to the holders of record on May 31, 2000 of the Trust's $1.00 par value, common stock. The Board anticipates that the dividend will be paid on June 21, 2000. The dividend is being paid out of the Trust's paid-in surplus.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

           See Exhibits Index on Page 16

           (b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Trust during the first quarter of 2000:

On January 25, 2000, the Trust filed a Form 8-K (File No. 000-13754) reporting the dismissal of Deloitte and Touche LLP as its certifying accountant (Items 4 and 7). On February 14, 2000, the Trust filed Amendment No. 1 to this Form 8-K (Items 4 and 7).

On February 11, 2000, the Trust filed a report on Form 8-K (File No. 000-13754) which reported the appointment of KPMG LLP as its certifying accountant (Item
4).

On May 5, 2000, the Trust filed a report on Form 8-K (File No. 000-13754) which reported the Trust's execution of a letter of intent to sell one of its properties (Item 5).

On May 11, 2000, The Trust filed a report on Form 8-K (File No. 000-13754) which reported the consummation of a private placement, the results of the annual meeting of the shareholders and the declaration of a dividend (Item 5).



(The remainder of this page left blank intentionally)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                    MAXUS REALTY TRUST, INC.

Date: May 11, 2000                                  By: /s/Daniel W. Pishny
                                                        ------------------------
                                                           Daniel W. Pishny
                                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 11, 2000, by the following persons on behalf of the Trust and in the capacities indicated.

                                                   /s/ John W. Alvey
                                                   -----------------------------
                                                   John W. Alvey
                                                   Vice President
                                                   Chief Financial and
                                                   Accounting Officer

EXHIBIT INDEX

Exhibit
Number             Description

 3.1               Articles of Incorporation dated June 12, 1984.

 3.2               Amendment of Articles of Incorporation dated May 10, 2000.

 3.3               Bylaws of the Registrant, as amended.

27.1               Financial Data Schedule