Form 10QSB
period 2000-06-30
NOONEY REALTY TRUST INC
filed 2000-08-14
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ To  ____________________

                         Commission file number 0-13754


                            MAXUS REALTY TRUST, INC.
        (Exact name of small business issuer as specified in its charter)

        Missouri                                         43-1339136
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

104 Armour, North Kansas City, Missouri                    64116
(Address of principal executive offices)                 (Zip Code)

Trust's telephone number, including area code        (816) 303-4500

Indicate by check mark whether the Trust (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Trust was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
         Balance Sheet                                                         3
         Statements of Operations                                              4
         Statements of Cash Flows                                              5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS                                                      7

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    12
ITEM 2.  CHANGES IN SECURITIES                                                12
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  12
ITEM 5.  OTHER INFORMATION                                                    12
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     13


SIGNATURES                                                                    14
EXHIBIT INDEX                                                                 15

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MAXUS REALTY TRUST, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                                                              June 30, 2000
ASSETS:
Investment property
   Land                                                    $     2,080,000
   Buildings and improvements                                   13,758,000
                                                               -----------
                                                                15,838,000

   Less accumulated depreciation                               (6,046,000)

                                                                 9,792,000

   Investment property held for sale                             3,277,000
                                                               -----------
           Total investment property                            13,069,000

Cash                                                             1,255,000
Accounts receivable                                                293,000
Prepaid expenses and other assets                                  156,000
Deferred expenses, less accumulated amortization                   506,000
                                                               -----------
           Total assets                                    $    15,279,000
                                                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Mortgage notes payable                                  $     4,482,000
   Accounts payable and accrued expenses                           259,000
   Real estate taxes payable                                       212,000
   Refundable tenant deposits                                       67,000
                                                               -----------
           Total liabilities                                     5,020,000
                                                               -----------
Shareholders' equity:
   Common stock, $1 par value: authorized 5,000,000 shares
      1,039,624 shares issued and outstanding                    1,040,000
   Additional paid-in-capital                                   15,463,000
   Distributions in excess of accumulated earnings              (6,244,000)
                                                               -----------
           Total shareholders' equity                           10,259,000
                                                               -----------
                                                           $    15,279,000
                                                               ===========
See accompanying notes to financial statements.

                            MAXUS REALTY TRUST, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended       Six Months Ended
                                                   June 30,    June 30,     June 30,      June 30,
                                                    2000         1999         2000         1999
Revenues:
   Rental                                       $  671,000      658,000     1,328,000    1,322,000
   Other                                            51,000      101,000       119,000      182,000
                                                ----------   ----------    ----------   ----------
           Total revenues                          722,000      759,000     1,447,000    1,504,000
                                                ----------   ----------    ----------   ----------
Expenses:
   Depreciation and amortization                   126,000      165,000       304,000      356,000
   Repairs and maintenance, including common
      area maintenance                              52,000       82,000       140,000      170,000
   Real estate taxes                               115,000      190,000       244,000      336,000
   Interest, net                                    90,000       94,000       185,000      187,000
   Professional fees                                86,000       70,000       189,000      244,000
   General and administrative                       14,000      109,000        45,000      239,000
   Utilities                                        70,000       62,000       138,000      118,000
   Property management fees - related parties       24,000       52,000        49,000      103,000
   Other operating expenses                         36,000       19,000        80,000       39,000
                                                ----------   ----------    ----------   ----------
           Total expenses                          613,000      843,000     1,374,000    1,792,000
                                                ----------   ----------    ----------   ----------
           Net income/(loss)                    $  109,000      (84,000)       73,000     (288,000)
                                                ==========   ==========    ==========   ==========
Per share data (basic and diluted):
   Net income/(loss)                            $      .11         (.10)          .08         (.33)
                                                ==========   ==========    ==========   ==========
    Dividends                                   $      .16         --             .16         --
                                                ----------   ----------    ----------   ----------
   Weighted average shares outstanding             961,679      866,624       914,151      866,624
                                                ==========   ==========    ==========   ==========

See accompanying notes to financial statements.

                            MAXUS REALTY TRUST, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six Months Ended
                                                                          June 30,      June 30,
                                                                            2000          1999

Cash flows from operating activities:
   Net income (loss)                                                  $    73,000       (288,000)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
       Depreciation and amortization                                      304,000        356,000
       Changes in accounts affecting operations:
           Accounts receivable                                            (43,000)       (41,000)
           Prepaid expenses, other assets and deferred expenses          (136,000)       (32,000)
           Accounts payable and other liabilities                        (264,000)       (80,000)
           Deferred compensation                                             --          123,000
                                                                      -----------    -----------

                Net cash provided by (used in) operating activities       (66,000)        38,000
                                                                      -----------    -----------

Cash flows from investing activities:
       Capital expenditures                                               (49,000)      (373,000)
                                                                      -----------    -----------

Cash flows from financing activities:
       Principal payments on mortgage notes payable                       (56,000)       (52,000)
       Issuance of common stock                                         1,384,000           --
       Dividend paid ($.16 per share)                                    (166,000)          --
                                                                      -----------    -----------

                Net cash provided by (used in) financing activities     1,162,000        (52,000)
                                                                      -----------    -----------

                Net increase (decrease) in cash                         1,047,000       (387,000)

Cash, beginning of period                                                 208,000        505,000
                                                                      -----------    -----------

Cash, end of period                                                   $ 1,255,000        118,000
                                                                      ===========    ===========
Supplemental disclosure of cash flow information -
   cash paid during the quarter for interest                          $   190,000        194,000
                                                                      ===========    ===========


See accompanying notes to financial statements

                            MAXUS REALTY TRUST, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (formerly Nooney Realty Trust, Inc.) (the "Trust") for the year ended December 31, 1999, which are contained in the Trust's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Trust's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2000 and for all periods presented have been made. The results for the six-month period ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

(2) Pending Purchase and Sale of Properties

The proceeds of the sale would be used to fund capital improvements, dividends and potential future acquisitions. On May 3, 2000, the Trust entered into a letter of intent to sell Franklin Park to an unrelated third party, Chicago Industrial Partners, L.L.C. ("CIP"). The sale price was $4,525,000 payable in cash at the closing, subject to any prorations. The Trust must pay the independent real estate broker a commission of four and three quarters percent (4.75%) of the total purchase price excluding any prorations or offsets.

The letter of intent is non-binding and was subject to a sale contract being fully signed by May 22, 2000. As of August 14, 2000, no contract has been signed. The Trust is continuing negotiations with CIP, as well as other prospective buyers of the property. The property is classified as held for sale in the accompanying financial statements for the period ended June 30, 2000.

On July 20, 2000, the Board of Trustees approved the purchase of the North Winn Apartments ("North Winn") in Kansas City, Missouri. North Winn is located at 4523 N.W. Winn Road in Kansas City, Missouri. North Winn was constructed in 1972, and consists of 109 multi family apartment units. North Winn was 91% occupied as of April 10, 2000. KelCor, Inc., an affiliate of David L. Johnson, the Trust's Chairman and trustee, executed an agreement to acquire North Winn. KelCor, Inc. assigned it's right to acquire North Winn on August 7, 2000 to North Winn Acquisition, L.L.C., in which the Trust is the sole member and manager. The Sale Contract is subject to certain provisions, including but not limited to a thirty (30) day due diligence period. Although there can be no assurance that this transaction will ultimately be consummated, the closing is tentatively scheduled to occur in August 2000. The purchase price is $2,725,000. Funding will be provided by a note from Prudential Multifamily Mortgage, Inc. for $1,986,000, along with cash on hand in the Trust, and potentially the unsecured line of credit described in Item 2 Liquidity and Capital Resources. The loan term is seven years, with monthly payments based on a 30 year amortization schedule, at an adjustable interest rate of 1.32% over the one month LIBOR.

(3) Dividends

The Trust paid a $.16 dividend on June 21, 2000. Based upon current information, it is expected that this dividend will be treated as a return of capital for tax purposes. However, if results for fiscal 2000 differ significantly from current projections, the dividend could be treated as taxable income to the Trust's Shareholders.

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

DESCRIPTION OF BUSINESS

Maxus Realty Trust, Inc., a Missouri corporation (formerly Nooney Realty Trust, Inc.), was formed on June 14, 1984 for the purpose of making equity investments in income-producing real properties, primarily commercial and light industrial properties. The Trust's portfolio is comprised of Atrium at Alpha Business Center, a multi-tenant office building located in Bloomington, Minnesota ("Atrium at Alpha"); Applied Communications, Inc. Office Building, a single-tenant office building located in Omaha, Nebraska ("ACI Building"); and Franklin Park Distribution Center, a warehouse and distribution facility in Franklin Park, Illinois ("Franklin Park"). These properties generated 45%, 42%, and 14% of total revenues, respectively, for the quarter ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand as of June 30, 2000, was $1,255,000, an increase of $1,047,000 from December 31, 1999. The increase in cash is attributable primarily to the issuance of additional shares of common stock as described in Part II, Item 2-Changes in Securities. The increase is offset by a reduction in accounts payable and other liabilities of $264,000. Management believes the Trust's current cash position and the properties' ability to provide operating cash flow should enable the Trust to fund anticipated capital expenditures and service debt in 2000. Expenditures for leasing capital are dependent on the timing and actual dollars negotiated for leases. The anticipated capital expenditures by property for 2000 are as follows:
                                   OTHER         LEASING
                                  CAPITAL        CAPITAL      TOTAL

  Atrium at Alpha............     $18,000        $282,000    $300,000
  Franklin Park..............         ---         225,000     225,000
  ACI Building...............         ---         350,000     350,000
                                   ------         --------    --------
                                  $18,000        $857,000    $875,000

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

The debt on the Trust's properties matures in the year 2001. Management believes that the Trust will be able to refinance the debt on similar terms at that time. In August of 2000, $1,986,000 of debt was incurred relative to the acquisition of a new property, North Winn (as described in Part I- Item 2. Description of Business). The interest rate is 1.32% over the one month LIBOR, with a term of seven years and amortization of 30 years. In addition, in August of 2000, the Trust initiated an unsecured line of credit with Missouri Bank and Trust for $249,000 at a prime floating rate for a term of six months. As of August 14, 2000, the Trust has not drawn upon this line of credit.

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

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the three and six months ended June 30, 2000 and 1999 are detailed in the schedule below. Administrative expenses, including professional fees, of the Trust are excluded.

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

                                  ATRIUM AT ALPHA     FRANKLIN ACI BUILDING       ACI BUILDING
                                                        (in thousands)
                                         For the three months ended June 30, 2000 and 1999
2000 Revenues                       $ 321.7             $   97.6                 $  302.9
     Expenses                         254.2                 70.1                    201.2
                                     ------                ------                   ------
     Net Income                        67.5                 27.5                    101.7
     Depreciation and Amortization     70.6                  4.0                     44.1
                                     ------               ------                   ------
     Funds from Operations            138.1                 31.5                    145.8
                                     ======               ======                   ======

                                               ATRIUM AT ALPHA           FRANKLIN PARK              ACI BUILDING
                                                                      (in thousands)
                                                       For the three months ended June 30, 2000 and 1999
1999     Revenues                                  $ 321.7                 $   138.4                   $ 298.7
         Expenses                                    282.2                     192.5                     206.3
                                                   -------                  --------                   -------
         Net Income (loss)                            39.5                    (54.1)                      92.4
         Depreciation and Amortization                92.9                     36.4                       31.0
                                                  --------                 ---------                  --------
         Funds from Operations                       132.4                    (17.7)                     123.4
                                                   =======                  ========                   =======

                                               ATRIUM AT ALPHA           FRANKLIN PARK             ACI BUILDING
                                                                      (in thousands)
                                                       For the six months ended June 30, 2000 and 1999
2000     Revenues                                  $ 634.3                $    211.2                   $ 601.8
         Expenses                                    529.1                     210.8                     405.7
                                                  --------                   -------                    ------
         Net Income (loss)                           104.2                        .4                     196.1
         Depreciation and Amortization               166.0                      40.4                      89.1
                                                  --------                  --------                  --------
         Funds from Operations                       271.2                      40.8                     285.2
                                                  ========                  ========                   =======
1999     Revenues                                  $ 669.0                 $   236.0                   $ 599.0
         Expenses                                    565.8                     345.7                     441.2
                                                  --------                 ---------                  --------
         Net Income (loss)                           103.2                   (109.7)                     157.8
         Depreciation and Amortization               188.0                     72.8                       86.8
                                                 ---------                ----------                 ---------
         Funds from Operations                       291.2                    (36.9)                     244.6
                                                 =========                 =========                  ========

COMPARISONS BY PROPERTY

Revenues at the Atrium at Alpha for the quarter ended June 30, 2000 remained constant with the same period in 1999. Operating expense for the quarter ended June 30, 2000 decreased $28,000 compared to the same period in 1999. The decrease in operating expense was primarily due to a decrease in repairs and maintenance of $11,900 and management fees of $10,300. Revenues at the Atrium at Alpha for the six months ended June 30, 2000 decreased by $34,700 primarily due to an increase in vacancy loss of $43,000, a decrease in CAM income of $15,000 and a decrease in other income of $10,000 offset by an increase in rental income of $37,000.

At Franklin Park, revenues for the three months ended June 30, 2000 decreased $40,800 compared to the same period in 1999. The decrease in revenue is primarily due to a decrease in CAM income of $40,000. Operating expense for the three months ended June 30, 2000 decreased $122,400 compared to the same period in 1999. The decrease in operating expense was primarily due to a decrease in management fees of $10,200, decreased real estate taxes of $75,300 and decreased depreciation of $32,400. The decrease in real estate tax expense was due to a protest of the tax followed by a reduction in taxable value of the Franklin Park property due to decreased occupancy. A Letter of Intent to sell Franklin Park was executed on May 3, 2000. Therefore, the Franklin Park property has been classified as held for sale. Accordingly, the assets of Franklin Park were valued at estimated net realizable value. In addition, no depreciation was recorded for the quarter ended June 30, 2000 for Franklin Park.

Revenues at the ACI Building for the three months June 30, 2000 increased $4,200 compared to the same period in 1999. This increase is primarily due to increased CAM income. Operating expense for the three months ended June 30, 2000 decreased $5,100 compared to the same period in 1999. The decrease in operating expense was primarily due to a decrease in management fees of $8,500. Operating expense for the six months ended June 30, 2000 decreased $35,500 compared to the same period in 1999. The decrease in operating expense was primarily due to a decrease in management fees of $15,500 and a decrease in repairs and maintenance of $11,400. The remainder of the decrease was due to decreases in a number of expense categories, none of which was significant.

The occupancy levels at June 30 were as follows:

                                    OCCUPANCY LEVELS AT JUNE 30,
                                     2000                  1999
      Atrium at Alpha                 86%                   89%
      Franklin Park                   57%                   57%
      ACI Building                   100%                  100%

During the quarter ended June 30, 2000, the occupancy level at Atrium at Alpha increased from 83% at March 31, 2000 to 86% at June 30, 2000. One new tenant which occupied 2,083 square feet signed a lease in April of 2000. No tenants vacated. Four tenants leases expired and were renewed in different suite configurations for a total of 10,327 square feet, a net increase of 174 square feet. Two additional tenants renewed their leases for a total of 6,655 square feet. The property has one major tenant occupying 16% of the building. The lease for this tenant expires in December 2003.

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

COMPARISON OF CONSOLIDATED RESULTS

For the three months ended June 30, 2000, the Trust's consolidated revenues were $722,000. Revenues decreased $37,000 (4.9%) compared to the same period in 1999. The decrease in consolidated revenues is primarily due to an increase in vacancy loss at the Atrium at Alpha of $43,000 and a decrease in common area maintenance reimbursement at the Atrium at Alpha of $15,000 and Franklin Park of $40,000. This decrease was offset in part by an increase in rental revenue at the Atrium at Alpha building of $37,000 for the same period. The Trust's consolidated revenue for the six month period ended June 30, 2000 is $1,447,000, a decrease of $57,000 (3.8%) compared to the same period in 1999. The decrease is primarily due to the decreases in income described for the quarter ended June 30, 2000, offset partially by an increase in utilities reimbursement and bad debt recovery.

For the three months ended June 30, 2000, the Trust's consolidated expenses were $613,000. Expenses decreased $230,000 (27.3%) compared to the same period in 1999. The decrease in consolidated expenses is due primarily to decreases in general and administrative expenses of $95,000, real estate taxes of $75,000, property management fees- related party of $28,000, and depreciation of $39,000. The decrease in general and administrative expenses was primarily due to a reduction in payroll expense from previous management. Current management does not charge payroll expense to the Trust.

The net income for the quarter ended June 30, 2000 was $109,000 or $.11 per share. The net loss for the quarter ended June 30, 1999 was $84,000 or $.10 per share.

Cash flow used in operating activities was $66,000 for the period ended June 30, 2000 compared to the same period in 1999, in which cash provided by operating activities was $69,000. The decrease in cash flow provided by operating activities was due primarily to decreases in accounts payable and other liabilities of $264,000. Cash flow used in investing activities was $49,000 for the period ended June 30, 2000 compared to $373,000 in 1999. The decrease in cash flow used in investing activities was due primarily to a decrease in capital expenditures. Cash flow provided by financing activities was $1,162,000 for the period ended June 30, 2000 compared to the same period in 1999, in which cash used in financing activities was $52,000. The primary cause of the increase in cash flow provided by financing activities was the $1,384,000 provided by the issuance of common stock. Reduction of the principal balance on the mortgage note was the sole use of cash from financing activities for the period ended June 30, 1999.

MARKET RISK

The Trust has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at June 30, 2000 The Trust does not believe that it has any material exposure to interest rate risk. The Debt on the Trust's properties matures in the year 2001. Management believes that the Trust will be able to refinance the debt on similar terms at that time.

INFLATION

The effects of inflation did not have a material impact upon the Trust's operations in the periods ended June 30, 2000.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

On May 11, 2000, the Trust sold 173,000 shares of its common stock, par value $1.00 per share, at a price of $8.00 per share, solely to accredited investors (as such term is defined in Rule 501 of Regulation D) pursuant to a private placement in accordance with Rule 506 of Regulation D. Each investor executed a subscription agreement pursuant to which each investor represented and warranted that such investor met the requirements of an accredited investor. The Trust did not engage in any form of general solicitation or general advertising in selling the shares. The shares sold pursuant to the private placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration, and the stock certificates representing such shares contain a legend with this restriction.

The Trust intends to use the proceeds of the private placement to fund capital improvements, dividends and potential future acquisitions.

The Trust sold the shares to comply with the listing rules of the Nasdaq National Market ("Nasdaq"). Nasdaq had previously notified the Trust that the Trust was not in compliance with two Nasdaq listing requirements. On June 5, 2000, the Trust was granted a qualifications exception by the Nasdaq Listing Qualifications Panel. The Company has complied with terms of the exception and therefore the hearing file has been closed by Nasdaq.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 2000, the Trust held its Annual Meeting of Shareholders. The results of the matters submitted to a vote of shareholders were reported on a Form 8-K (File No. 000-13754) filed by the Trust on May 12, 2000.

ITEM 5.    OTHER INFORMATION

On July 20, 2000, the Board of Directors of the Trust declared a cash dividend of $0.16 per share payable to the holders of record on August 31, 2000 of the Trust's $1.00 par value, common stock. The Board anticipates that the dividend will be paid on September 21, 2000. The Trust's Board of Director's has reinstated the quarterly cash dividend and anticipates declaring a $.16 per share cash dividend each quarter.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

           See Exhibits Index on Page 16

           (b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Trust during the second quarter of 2000:

On May 5, 2000, the Trust filed a report on Form 8-K (File No. 000-13754) which reported the Trust's execution of a letter of intent to sell one of its properties (Item 5).

On May 12, 2000, The Trust filed a report on Form 8-K (File No. 000-13754) which reported the consummation of a private placement, the results of the annual meeting of the shareholders and the declaration of a dividend (Item 5).

On May 12, 2000, the Trust filed a report on Form 8-K (File No. 000-13754) which reported the beneficial ownership of the Trust's Common Stock held by the Trust's management (Item 5).

(The remainder of this page left blank intentionally)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          MAXUS REALTY TRUST, INC.

Date: August 14, 2000                     By: /s/ Daniel W. Pishny
                                              Daniel W. Pishny
                                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 14, 2000, by the following persons on behalf of the Trust and in the capacities indicated.



                                          /s/John W. Alvey
                                          John W. Alvey
                                          Vice President
                                          Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number      Description
 ------      -----------

 3.1 Articles of Incorporation dated June 12, 1984, as amended, are incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

 3.2 Bylaws of the Registrant, as amended, are incorporated by reference to Exhibit 3.2, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

 10.1 Assignment of Real Estate Sale Contract dated August 7, 2000 by and between Kelcor, Inc. and North Winn Acquisition, L.L.C.

 27.1       Financial Data Schedule