Form 10QSB
period 2000-09-30
MAXUS REALTY TRUST INC
filed 2000-11-14
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended         September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ To ______________________

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

                                                       INDEX

                                                                       Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
         Balance Sheet                                                  3
         Statements of Operations                                       4
         Statements of Cash Flows                                       5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS                                               8

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             14
ITEM 2.  CHANGES IN SECURITIES                                         14
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           14
ITEM 5.  OTHER INFORMATION                                             14
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              14


SIGNATURES                                                             15
EXHIBIT INDEX                                                          16

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MAXUS REALTY TRUST, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                              September 30, 2000
ASSETS:
Investment property
   Land                                                         $     2,322,000
   Buildings and improvements                                        16,255,000
                                                                    -----------
                                                                     18,577,000

   Less accumulated depreciation                                     (6,168,000)

                                                                     12,409,000

   Investment property held for sale                                  3,277,000
                                                                    -----------
           Total investment property                                 15,686,000

Cash                                                                    697,000
Accounts receivable                                                     326,000
Prepaid expenses and other assets                                       279,000
Deferred expenses, less accumulated amortization                        493,000
                                                                    -----------
           Total assets                                         $    17,481,000
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Mortgage notes payable                                       $     6,535,000
   Accounts payable and accrued expenses                                403,000
   Real estate taxes payable                                            228,000
   Refundable tenant deposits                                            89,000
                                                                    -----------
           Total liabilities                                          7,255,000

Shareholders' equity:
   Common stock, $1 par value: authorized 5,000,000 shares
      1,039,624 shares issued and outstanding                         1,040,000
   Additional paid-in-capital                                        15,463,000
   Distributions in excess of accumulated earnings                   (6,277,000)
                                                                    -----------
           Total shareholders' equity                                10,226,000

                                                               $     17,481,000
                                                                    ===========
See accompanying notes to financial statements.

                            MAXUS REALTY TRUST, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended            Nine Months Ended
                                                     Sept. 30,     Sept. 30,       Sept. 30,     Sept. 30,
                                                       2000          1999            2000          1999
Revenues:
   Rental                                          $   743,000      655,000        2,071,000     1,977,000
   Other                                               102,000       87,000          221,000       269,000
                                                     ---------    ---------       ----------    ----------
           Total revenues                              845,000      742,000        2,292,000     2,246,000
                                                     ---------    ---------       ----------    ----------
Expenses:
   Depreciation and amortization                       153,000      161,000          457,000       517,000
   Repairs and maintenance, including common
      area maintenance                                  92,000       84,000          232,000       254,000
   Real estate taxes                                   112,000      146,000          356,000       482,000
   Interest, net                                       116,000       94,000          301,000       281,000
   Professional fees                                    22,000      255,000          211,000       499,000
   General and administrative                           41,000      101,000           86,000       340,000
   Utilities                                            84,000       74,000          222,000       192,000
   Property management fees - related parties           27,000       51,000           76,000       154,000
   Other operating expenses                             21,000       40,000          101,000        79,000
                                                     ---------    ---------       ----------    ----------
           Total expenses                              668,000    1,006,000        2,042,000     2,798,000
                                                     ---------    ---------       ----------    ----------
           Net income/(loss) before
              Extraordinary item                   $   177,000     (264,000)         250,000      (552,000)
           Extraordinary item:
             Prepayment penalty on refinancing         (43,000)         --           (43,000)          --
                                                     ---------    ---------       ----------    ----------

           Net income/(loss)                       $   134,000     (264,000)         207,000      (552,000)
                                                     =========    =========       ==========    ==========

Per share data (basic and diluted):
   Net income/(loss) before extraordinary item     $       .17         (.31)             .26          (.64)
   Extraordinary item-prepayment penalty                  (.04)          --             (.04)           --
                                                     ---------    ---------       ----------    ----------
           Total                                           .13         (.31)             .22          (.64)

    Dividends                                      $       .16          ---              .32            --
                                                     ---------    ---------       ----------    ----------

   Weighted average shares outstanding               1,039,624      866,624          956,281       866,624
                                                     =========    =========       ==========    ==========

See accompanying notes to financial statements.
                                        4

                            MAXUS REALTY TRUST, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Nine Months Ended
                                                                             Sept. 30,     Sept. 30,
                                                                               2000           1999
Cash flows from operating activities:
   Net income (loss)                                                      $   207,000       (552,000)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                                          457,000        517,000
       Changes in accounts affecting operations:
           Accounts receivable                                                (76,000)       (67,000)
           Prepaid expenses, other assets and deferred expenses              (276,000)        66,000
           Accounts payable and other liabilities                             (82,000)       242,000
           Deferred compensation                                                   --         13,000
                                                                          -----------    -----------

                Net cash provided by operating activities                     230,000        219,000
                                                                          -----------    -----------

Cash flows from investing activities:
       Capital expenditures                                                  (112,000)      (490,000)
       Acquisition of North Winn Apartments, net of
         commission paid ($48,000)                                         (2,677,000)            --
                                                                          -----------    -----------

                Net cash used in investing activities                      (2,789,000)      (490,000)
                                                                          -----------    -----------

Cash flows from financing activities:
       Repayment of mortgage notes payable                                 (4,538,000)       (79,000)
       Proceeds from mortgage notes payable                                 6,286,000             --
       Proceeds from line of credit                                           249,000             --
       Issuance of common stock                                             1,384,000             --
       Dividends paid ($.32 per share)                                       (333,000)            --
                                                                          -----------    -----------

                Net cash provided by (used in) financing activities         3,048,000        (79,000)
                                                                          -----------    -----------

                Net increase (decrease) in cash                               489,000       (350,000)

Cash, beginning of period                                                     208,000        505,000
                                                                          -----------    -----------

Cash, end of period                                                       $   697,000        155,000
                                                                          ===========    ===========
Supplemental disclosure of cash flow information -
   cash paid during the nine months ended September 30, 2000
   for interest                                                           $   311,000        290,000
                                                                          ===========    ===========


See accompanying notes to financial statements

                            MAXUS REALTY TRUST, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (formerly Nooney Realty Trust, Inc.) (the "Trust") for the year ended December 31, 1999, which are contained in the Trust's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Trust's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2000 and for all periods presented have been made. The results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

(2) Pending Sale of Properties; Purchase of Property

On May 3, 2000, the Trust entered into a letter of intent to sell Franklin Park to an unrelated third party, Chicago Industrial Partners, L.L.C. ("CIP"). The sale price was $4,525,000 payable in cash at the closing, subject to any prorations. The letter of intent was non-binding and was subject to a sale contract being fully signed by May 22, 2000. As of October 30, 2000 no contract was signed and negotiations with CIP have been terminated.

On August 15, 2000, the Trust entered into a sale contract to sell Franklin Park to an unrelated third party, Industrial Holdings, L.L.C., a Delaware limited liability company ("Industrial"). The sale price was $4,310,000. On October 23, 2000, the escrow was cancelled and the contract was terminated.

Franklin Park is currently being marketed for sale. The property is classified as held for sale in the accompanying financial statements for the period ended September 30, 2000, as at that time it was under contract for sale. The held for sale status will be re-evaluated at December 31, 2000. At that time, if determined appropriate, the property may be removed from held for sale classification and depreciation may be recorded for the period of time which it was held for sale.

On July 20, 2000, the Board of Trustees approved the purchase of the North Winn Apartments ("North Winn") in Kansas City, Missouri. North Winn is located at 4523 N.W. Winn Road in Kansas City, Missouri. North Winn was constructed in 1972, and consists of 110 multi-family apartment units. North Winn was 87% occupied as of September 30, 2000. KelCor, Inc., an affiliate of David L. Johnson, the Trust's Chairman and trustee, executed an agreement to acquire North Winn. KelCor, Inc. assigned it's right to acquire North Winn on August 7, 2000 to North Winn Acquisition, L.L.C., in which the Trust is the sole member and manager. The purchase of North Winn closed on August 15, 2000. The purchase price was $2,725,000. Funding was provided by a note from Prudential Multifamily Mortgage, Inc. for $1,986,000, along with cash on hand in the Trust, and the unsecured line of credit described in Item 2 - Liquidity and Capital Resources. The loan term is seven years, with monthly payments based on a 30 year amortization schedule, at an adjustable interest rate of 1.32% over the one month LIBOR.

(3) Dividends

The Trust paid a $.16 per share dividend on September 21, 2000. Based upon current information, it is expected that this dividend will be treated as a return of capital for tax purposes. However, if results for fiscal 2000 differ significantly from current projections, the dividend could be treated as taxable income to the Trust's Shareholders.

(The remainder of this page left blank intentionally)

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

DESCRIPTION OF BUSINESS

Maxus Realty Trust, Inc., a Missouri corporation (formerly Nooney Realty Trust, Inc.), was formed on June 14, 1984 for the purpose of making equity investments in income-producing real properties, primarily commercial and light industrial properties. The Trust's portfolio is comprised of Atrium at Alpha Business Center, a multi-tenant office building located in Bloomington, Minnesota ("Atrium at Alpha"); Applied Communications, Inc. Office Building, a single-tenant office building located in Omaha, Nebraska ("ACI Building");
Franklin Park Distribution Center, a warehouse and distribution facility in Franklin Park, Illinois ("Franklin Park"); and North Winn Apartments, an apartment complex located in Kansas City, Missouri ("North Winn") These properties generated 43%, 37%, 11% and 9% of total revenues, respectively, for the quarter ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand as of September 30, 2000, was $697,000, an increase of $489,000 from December 31, 1999. The increase in cash is attributable primarily to the Trust issuing 173,000 shares of its common stock, par value $1.00 per share, at a price of $8.00 per share, solely to accredited investors (as such term is defined in Rule 501 of Regulation D) pursuant to a private placement in accordance with Rule 506 of Regulation D. The increase of $1,384,000 is offset by the acquisition of North Winn, net of the mortgage note payable for North Winn of $691,000 and $333,000 of dividend distributions to the Trust's
Shareholders. Management believes the Trust's current cash position and the properties' ability to provide operating cash flow should enable the Trust to fund anticipated capital expenditures and service debt in 2000. Expenditures for leasing capital are dependent on the timing and actual dollars negotiated for leases. The anticipated capital expenditures by property for 2000 are as follows:
                                     OTHER         LEASING
                                     CAPITAL       CAPITAL       TOTAL

  Atrium at Alpha...................$ 18,000       $282,000   $  300,000
  Franklin Park.....................      --        225,000      225,000
  ACI Building......................      --        350,000      350,000
  North Winn........................$232,500             --      232,500
                                    --------       --------     --------
                                    $250,500       $857,000   $1,107,500

The leasing capital expenditures at Atrium at Alpha include tenant alterations and lease commissions for new and renewal tenants. In addition, the Trust anticipates spending capital funds for HVAC and minor roof replacements. At Franklin Park, leasing capital for tenant alterations and lease commissions upon the leasing of the vacant space is budgeted. At the ACI Building, the single occupant in the building renewed their lease in 1998. The funds to reimburse the tenant for certain tenant alterations up to a maximum of $350,000 may be paid during 2000 or deferred until 2001 depending on when the tenant elects to perform the work. Capital expenditures at North Winn reflect anticipated expenditures in 2000 for various capital improvement projects. Funds for these improvements have been escrowed with the lender and are included in cash.

In August of 2000, the existing debt collateralized by all three properties of $4,481,000 was paid off and refinanced with a note collateralized by the ACI Building of $4,300,000. The interest rate is 8.63% with a term of ten years and amortization of 30 years. Also in August of 2000, $1,986,000 of debt was incurred relative to the acquisition of a new property, North Winn (as described in Part I- Item 2. Description of Business). The interest rate is 1.32% over the one month LIBOR, with a term of seven years and amortization of 30 years. In addition, in August of 2000, the Trust initiated an unsecured line of credit with Missouri Bank and Trust for $249,000 at a prime floating rate for a term of six months. On August 15, 2000, the Trust drew $249,000 on the line of credit. On September 14, 2000, the Trust modified the line of credit, secured it with the Atrium at Alpha Business Center, increased the line of credit to $1,000,000 and increased the term to one year. On October 3, 2000, the Trust drew an additional $150,000 (for a total of $399,000) on the line of credit. Both draws on the line of credit were used to pay closing costs on the North Winn Apartments, including a required escrow deposit of $232,350 for repairs required by the lender for North Winn Apartments.

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

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the three and nine months ended September 30, 2000 and 1999 are detailed in the schedule below. Administrative expenses, including professional fees, of the Trust are excluded.

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

                                     ATRIUM AT ALPHA         FRANKLIN PARK       ACI BUILDING      NORTH WINN
                                                                   (in thousands)
                                                 For the three months ended September 30, 2000 and 1999

2000   Revenues                           $ 369.1           $    92.1              $ 311.8              72.0
       Expenses                             261.4                54.4                257.2              75.3
                                         --------          ----------            ---------              ----
       Net Income (loss)                    107.7                37.7                 54.6              (3.3)
       Depreciation and Amortization         87.5                 2.7                 46.2              12.8
                                         --------          ----------            ---------              ----
       Funds from Operations                195.2                40.4                100.8               9.5
                                          =======           =========              =======               ===
1999   Revenues                           $ 326.6           $   104.8              $ 310.5             $ --
       Expenses                             293.9               150.1                196.2               --
                                          -------            --------              -------              ----
       Net Income (loss)                     32.7               (45.3)               114.3               --
       Depreciation and Amortization         99.5                36.3                 14.9               --
                                         --------           ---------             --------              ----
       Funds from Operations                132.2                (9.0)               129.2               --
                                          =======             =======              =======              ====

                                     ATRIUM AT ALPHA         FRANKLIN PARK       ACI BUILDING      NORTH WINN
                                                                    (in thousands)
                                                 For the three months ended September 30, 2000 and 1999

2000   Revenues                         $ 1,003.4          $    303.3              $ 913.6             72.0
       Expenses                             790.5               265.2                662.9             75.3
                                         --------            --------              -------           ------
       Net Income (loss)                    212.9                38.1                250.7             (3.3)
       Depreciation and Amortization        253.5                43.1                135.3             12.8
                                         --------            --------              -------           ------
       Funds from Operations                466.4                81.2                386.0              9.5
                                         --------            --------              -------           ------
1999   Revenues                           $ 995.6           $   340.8              $ 909.5               --
       Expenses                             859.7               495.8                637.4               --
                                         --------            --------              -------           ------
       Net Income (loss)                    135.9             (155.0)                272.1               --
       Depreciation and Amortization        287.5               109.1                101.7               --
                                         --------            --------              -------           ------
       Funds from Operations                423.4              (45.9)                373.8               --
                                         ========            ========              =======           ======

COMPARISONS BY PROPERTY
Revenues at the Atrium at Alpha for the quarter ended September 30, 2000 increased $42,500 compared to the same period in 1999. The increase in revenue is primarily due to an increase in rental income due to increased occupancy and an early termination fee of $25,000. Operating expense for the quarter ended September 30, 2000 decreased $32,500 compared to the same period in 1999. The decrease in operating expense was primarily due to a decrease in depreciation and amortization of $12,000 and management fees of $8,700. Revenues at the Atrium at Alpha for the nine months ended September 30, 2000 increased by $7,800 primarily due to a net increase in other income of $5,000. Other income increased by $25,000 due to a lease termination fee, offset by decreases in other income of $20,000. Operating expense for the nine months ended September 30, 2000 decreased $69,200 compared to the same period in 1999. The decrease in operating expense was primarily due to a decrease in repairs & maintenance of $17,000, general & administrative expenses of $19,900, management fees of $27,000 and depreciation of $34,000, offset by an increase in other operating expenses of $26,000.

At Franklin Park, revenues for the three months ended September 30, 2000 decreased $12,700 compared to the same period in 1999. The decrease in revenue is primarily due to a decrease in CAM income of $19,800. Operating expense for the three months ended September 30, 2000 decreased $95,700 compared to the same period in 1999. The decrease in operating expense was primarily due to a decrease in real estate taxes of $34,300, decreased depreciation of $33,600, and a decrease in management fees of $11,000. The decrease in real estate tax expense was due to a protest of the tax followed by a reduction in taxable value of the Franklin Park property due to decreased occupancy. A Letter of Intent to sell Franklin Park was executed on May 3, 2000. That sale was not consummated, and on August 15, 2000, the Trust entered into a new contract to sell Franklin Park. Although this contract has been subsequently terminated, it was pending at September 30, 2000. Therefore, the Franklin Park property has been classified as held for sale. Accordingly, the assets of Franklin Park were valued at the lower of net book value or estimated net realizable value. In addition, no depreciation was recorded for the quarter ended September 30, 2000 for Franklin Park. Revenues at Franklin Park for the nine months ended September 30, 2000 decreased by $37,500 primarily due to a decrease in CAM income of $60,600 offset by an increase in rental income. Operating expense for the nine months ended September 30, 2000 decreased $230,600 compared to the same period in 1999. The decrease in operating expense was primarily due to a decrease in real estate taxes of $122,300, management fees of $31,200 and depreciation of $66,000.

Revenues at the ACI Building for the three months September 30, 2000 increased $1,300 compared to the same period in 1999. Operating expense for the three months ended September 30, 2000 increased $61,000 compared to the same period in 1999. The increase in operating expense was primarily due to a increase in interest expenses of $19,300, general & administrative expenses of $13,900 and depreciation of $31,300 offset by a decrease in management fees of $7,600. Revenue at the ACI building for the nine months ended September 30, 2000 increased $4,100 compared to the same period in 1999. Operating expense for the nine months ended September 30, 2000 increased $25,500 compared to the same period in 1999. The increase in operating expense was primarily due to an increase in general & administrative expenses of $12,200 and depreciation of $33,600 offset by a decrease in management fees of $23,000.

The occupancy levels at September 30 were as follows:

                                          OCCUPANCY LEVELS AT SEPTEMBER 30,
                                             2000                  1999
 Atrium at Alpha                              88%                   84%
 Franklin Park                                57%                   57%
 ACI Building                                100%                  100%
 North Winn                                   87%                   N/A

During the quarter ended September 30, 2000, the occupancy level at Atrium at Alpha increased from 86% at June 30, 2000 to 88% at September 30, 2000. One new tenant which occupied 600 square feet signed a lease in August of 2000. One tenant which occupied 1,318 square feet bought out the remainder of their lease for $25,000 and vacated as of September 30, 2000. Three tenants leases expired and were renewed in different suite configurations for a total of 5,993 square feet, a net increase of 1,766 square feet. The property has one major tenant occupying 16% of the building. The lease for this tenant expires in December 2003.

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


Pro Forma Results
The table below presents the pro-forma results of operations with North Winn Apartments for the three and nine months ended September, 2000 and September, 1999. North Winn was purchased in August, 2000. These pro forma operating results are not necessarily indicative of what the actual results would have been had North Winn Apartments been purchased at the beginning of the earliest period presented.

                                                 Three Months Ended              Nine Months Ended
                                               Sept. 30,     Sept. 30,        Sept. 30,      Sept. 30,
                                                 2000          1999             2000           1999

   Revenues                                 $   918,000       891,000        2,657,000      2,695,000
   Depreciation and amortization                155,000       165,000          467,000        530,000
   Repairs and maintenance, including
      common area maintenance                   117,000       119,000          334,000        351,000
   Interest, net                                134,000       125,000          390,000        376,000
   General and administrative                    51,000       121,000          135,000        393,000
   Other                                        292,000       635,000        1,093,000      1,584,000
                                               --------   -----------        ---------    -----------
       Total expenses                           749,000     1,165,000        2,419,000      3,234,000
                                               --------   -----------        ---------    -----------
   Net income (loss) before
     extraordinary item                     $   169,000      (274,000)         238,000       (539,000)
                                               ========   ===========        =========    ===========
   Net income (loss) per share:
     before extraordinary item              $       .16         (.32)              .25           (.62)
                                               ========   ===========        =========    ===========

COMPARISON OF CONSOLIDATED RESULTS
For the three months ended September 30, 2000, the Trust's consolidated revenues were $845,000. Revenues increased $103,000 (13.9%) compared to the same period in 1999. The increases are primarily a result of the acquisition of North Winn in the third quarter of 2000. The Trust's consolidated revenues for the nine month period ended September 30, 2000 were $2,292,000, an increase of $46,000 (2.0%) compared to the same period in 1999.

For the three months ended September 30, 2000, the Trust's consolidated expenses were $668,000. Expenses decreased $338,000 (33.6%) compared to the same period in 1999. The decrease in consolidated expenses is due primarily to a decrease in professional fees of $233,000, general & administrative expenses of $60,000, real estate taxes of $34,000, and property management fees-related party of $24,000. The decrease in professional fees was primarily due to a reduction in legal fees related to lawsuit expense incurred in 1999 and not in 2000. For the nine months ended September 30, 2000, the Trust's consolidated expenses were $2,042,000, a decrease of $756,000 (27.0%) compared to the same period in 1999. The decrease in expenses is due primarily to a decrease in professional fees of $288,000, general and administrative expenses of $254,000, real estate taxes of $126,000 and property management fees of $78,000.

The net income for the quarter ended September 30, 2000 was $134,000 or $.13 per share. The net loss for the quarter ended September 30, 1999 was $264,000 or $.31 per share. The extraordinary item of $43,000 was due to a prepayment penalty on the payoff of the Trust's existing debt collateralized by all three properties as described in Item 2--Liquidity and Capital Resources.

Cash flow provided by operating activities was $230,000 for the period ended September 30, 2000 compared to the same period in 1999, in which cash provided by operating activities was $219,000. The increase in cash flow provided by operating activities was due primarily to an increase in net income, offset by a decrease in accounts payable and other liabilities. Cash flow used in investing activities was $2,789,000 for the period ended September 30, 2000 compared to $490,000 in 1999. The increase in cash flow used in investing activities was due primarily to the acquisition of North Winn Apartments, combined with a decrease in capital expenditures. Cash flow provided by financing activities was $3,048,000 for the period ended September 30, 2000 compared to the same period in 1999, in which cash used in financing activities was $79,000. The primary cause of the increase in cash flow provided by financing activities was the $1,384,000 provided by the issuance of common stock, combined with the $1,986,000 mortgage payable on North Winn. Reduction of the principal balance on the mortgage note was the sole use of cash from financing activities for the period ended September 30, 1999.

MARKET RISK
The Trust has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at September 30, 2000 The Trust does not believe that it has any material exposure to interest rate risk. The debt on the ACI building matures in 2010, the debt on North Winn matures in 2007, and the line of credit matures in 2001. The debt on the ACI building is at a fixed rated of 8.63%. The debt on North Winn and the line of credit are each variable. The current interest rates on the line of credit and North Winn are 9.5% and 7.941%, respectively. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $24,000.

INFLATION
The effects of inflation did not have a material impact upon the Trust's operations in the periods ended September 30, 2000.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

On July 20, 2000, the Board of Directors of the Trust declared a cash dividend of $0.16 per share payable to the holders of record on August 31, 2000 of the Trust's $1.00 par value, common stock. The dividend was paid on September 21, 2000. The Trust's Board of Director's has reinstated the quarterly cash dividend and anticipates declaring a $.16 per share cash dividend each quarter.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

           See Exhibits Index on Page 16

           (b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Trust during the third quarter of 2000:

On August 29, 2000, the Trust filed a report on Form 8-K (File No. 00-13457) which reported the Trust's execution of a contract to sell one of its properties (Item 5).

On October 4, 2000, the Trust filed a report on Form 8-K (File No. 00-13457) which reported the Trust's Board of Trustees appointment of two additional Trustees to fill the vacancies created when the Board increase the number of Trustees from five to seven members (Item 5).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                               MAXUS REALTY TRUST, INC.

Date: November 14, 2000                        By: /s/ Daniel W. Pishny
                                                    Daniel W. Pishny
                                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 14, 2000, by the following persons on behalf of the Trust and in the capacities indicated.


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

  4.1 Deed of Trust, Security Agreement and Assignment of Rents dated July 25, 2000 by and between ACI Financing L.L.C., Russell J. Kreikmeier, as Trustee, and Principal Commercial Funding, L.L.C. (which was assigned to and assumed by North Winn Acquisition, L.L.C. on August 10, 2000)

  4.2       Multifamily  Deed  of  Trust,   Assignment  of  Rents  and  Security
            Agreement dated August 10, 2000 by and between North Winn Acquisition, L.L.C., Assured Quality Title Company, as Trustee, and Prudential Multifamily Mortgage, Inc.

  10.1 Management Agreement between Maxus Properties, Inc. and North Winn Acquisition, L.L.C. dated August 16, 2000.

  27.1      Financial Data Schedule