Form 10KSB
period 2000-12-31
MAXUS REALTY TRUST INC
filed 2001-03-16
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission file number 0-13754

                            MAXUS REALTY TRUST, INC.
                 (Name of Small Business Issuer in Its Charter)

Missouri                                                  43-1339136
(State or other jurisdiction of                (I.R.S. Employer incorporation or
organization)                                   Identification No.)

104 Armour Road, North Kansas City, Missouri              64116
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (816) 303-4500

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year are $3,146,000.

As of February 1, 2001, there were 1,039,624 shares of the Registrant's common stock, par value $1 per share, issued and outstanding.

Documents incorporated by reference:

(1) Portions of the Registrant's 2000 Annual Report to Shareholders are incorporated by reference in Parts I & II of this Annual Report on Form 10-KSB.

(2) Portions of the Registrant's 2001 Proxy Statement for the Annual Meeting to be held on May 8, 2001, are incorporated into Part III, as described herein. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB.

This 10-KSB contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Registrant. Actual results could differ materially from those contemplated by such statements. Also, statements including the words "expects," "anticipates," "intends," "plans," "believes," "seeks," or variations of such words and similar expressions are forward-looking statements. The Registrant notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Registrant's business include, but are not limited to, the following: competition, inflation, the ability to retain key tenants and general economic, business and social conditions.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Maxus Realty Trust, Inc. (f.k.a. Nooney Realty Trust, Inc.) (the "Registrant" or "Trust") is a corporation formed under The General and Business Corporation Law of Missouri on June 14, 1984, to make equity investments in income-producing real properties, primarily commercial and light industrial properties. The Registrant originally acquired three real property investments as set forth in
Item 2 below. In August of 2000, the Trust acquired the North Winn Apartments (as described in Item 2 - Description of Properties). Information respecting revenues, net income, capital expenditures and depreciation and amortization for each property is set forth in Note 10 to the Trust's Notes to Financial Statements and incorporated by reference from the Registrant's 2000 Annual Report to Shareholders under the heading "Financial Statements and Notes".

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

On May 9, 2000, the Registrant's shareholders adopted amendments to the Registrant's Articles of Incorporation and Bylaws that changed the Registrant's investment policies. The amendments had the effect of (i) eliminating the Registrant's "self-liquidating" policy, (ii) permitting the Registrant to acquire equity securities of other companies, (iii) permitting the Registrant to exchange its common stock for real estate investments, (iv) eliminating restrictions that (a) prohibited total indebtedness of the Registrant from exceeding 300% of the net asset value of the Registrant's assets and unsecured borrowings that result in an asset coverage of less than 300% and (b) require the Registrant's independent Trustees to monitor such coverages, and (v) permitting the Registrant to purchase or sell property from or to affiliates of the Registrant if approved by the unanimous vote of the disinterested independent Trustees.

On such date, the Registrant's shareholders also approved amendments that changed the Registrant's name to Maxus Realty Trust, Inc.

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

Effective November 10, 1999, the Registrant engaged Maxus Properties, Inc., a Missouri corporation ("Maxus"), to provide property management services for the Registrant. David L. Johnson, Chairman, Chief Executive Officer and a Trustee of the Registrant, is the Chief Executive Officer and the majority shareholder of Maxus. Daniel W. Pishny, President and a Trustee of the Registrant, is President and Chief Operating Officer of Maxus. John W. Alvey, Vice President, Chief Financial and Accounting Officer and a Trustee of the Registrant, is Executive Vice President and Chief Financial Officer of Maxus. Maxus employs more than 300 people to manage 53 commercial properties, including over 9,000 apartment units and 600,000 square feet of retail and office space.

As of December 31, 2000, the Registrant has no employees.

ITEM 1A: EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Registrant as of March 1, 2001.

                                                               Has served in
Name                   Position                  Age           position since
----                   --------                  ---           --------------

David L. Johnson *     Chairman and Trustee       44           November 10, 1999

Daniel W. Pishny *     President and Trustee      38           November 10, 1999

John W. Alvey **       Vice Pres. and Trustee     42           November 10, 1999

*  First served as Trustee November 27, 1999.
** First served as Trustee September 19, 2000.

DAVID L. JOHNSON
Mr. Johnson, age 44, is Chairman, Chief Executive Officer and majority shareholder of Maxus, whose offices are located at 104 Armour Road, North Kansas City, Missouri 64116. He has served in this capacity since its inception in 1988. Mr. Johnson is also Vice President of KelCor, Inc. ("KelCor"), a Missouri corporation that specializes in the acquisition of commercial real estate.

DANIEL W. PISHNY
Mr. Pishny, age 38, is President and Chief Operating Officer of Maxus. He has served in this capacity since 1995. Mr. Pishny is responsible for the day-to-day operations of Maxus and its managed properties.

JOHN W. ALVEY
Mr. Alvey, age 42, is Executive Vice President and Chief Financial Officer of Maxus and President of KelCor. He has served in these capacities since 1988.

ITEM 2: DESCRIPTION OF PROPERTIES

On March 28, 1985, the Registrant purchased The Atrium at Alpha Business Center ("The Atrium"), a multi-tenant office building located at 2626 East 82nd Street in Bloomington, Minnesota, a suburb of Minneapolis. The Atrium contains approximately 89,000 net rentable square feet and is located, along with a parking lot that will accommodate 336 cars, on a 4.2 acre site. The purchase price of The Atrium was $8,393,716. The Atrium was 86% leased by 27 tenants at Dec. 31, 2000.

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

On December 16, 1986, the Registrant purchased the Franklin Park Distribution Center ("Franklin Park"), a warehouse and distribution facility located at 3431
N. Powell Avenue in Franklin Park, Illinois, a suburb west of Chicago. Franklin Park contains approximately 162,000 net rentable square feet and is located on a five-acre site which provides parking for 100 cars. The purchase price of Franklin Park was $4,301,494. Franklin Park was 57% leased by one tenant at Dec. 31, 2000.

On January 11, 2001, the Registrant entered into a contract to sell Franklin Park to an unrelated third party, Vanguard Archives, Inc., an Illinois corporation ("Vanguard"). The sale price is $4,550,000. Vanguard deposited One Hundred Thousand dollars ($100,000) as an earnest money deposit into a joint escrow account.

The contract is subject to a due diligence period until March 15, 2001, pursuant to which Vanguard has the right to terminate the contract without liability and the right to the return of the earnest money deposit. The sale is scheduled to close March 31, 2001. The sale is subject to certain conditions, including but not limited to Registrant's delivery of title insurance, a general warranty deed, survey and subordination agreements and estoppel certificates from all tenants satisfactory to Vanguard. The Registrant must pay an independent real estate broker a commission of five percent (5%) of the total purchase price excluding any proration and offsets.

On July 20, 2000, the Board of Trustees approved the purchase of the North Winn Apartments ("North Winn") in Kansas City, Missouri. North Winn is located at 4523 N.W. Winn Road in Kansas City, Missouri. North Winn was constructed in 1972, and consists of 110 multi-family apartment units. North Winn was 93% occupied as of December 31, 2000. KelCor, Inc., an affiliate of David L. Johnson, the Trust's Chairman and trustee, executed an agreement to acquire North Winn. KelCor, Inc. assigned it's right to acquire North Winn on August 7, 2000 to North Winn Acquisition, L.L.C., in which the Trust is the sole member and manager. The purchase of North Winn closed on August 15, 2000. The purchase price was $2,725,000. Funding was provided by a note from Prudential Multifamily Mortgage, Inc. for $1,986,000, along with cash on hand in the Trust, and the unsecured line of credit described below. The loan term is seven years, with monthly payments based on a 30 year amortization schedule, at an adjustable interest rate of 1.32% over the one month LIBOR.

Through August of 2000, all of the Registrant's properties were subject to deeds of trust and assignments of rents securing a $4.6 million mortgage note. The note bore interest at 8.4% per annum and was payable in monthly installments of principal and interest aggregating $41,000 until November 2001, at which time the balance of the note was to become due. In August of 2000, the existing debt collateralized by all three properties of $4,481,000 was paid off and refinanced with a note collateralized by the ACI Building of $4,300,000. The interest rate is 8.63% with a term of ten years and amortization of 30 years. Also in August of 2000, $1,986,000 of debt was incurred relative to the acquisition of

North Winn. The interest rate is 1.32% over the one month LIBOR, with a term of seven years and amortization of 30 years. In addition, in August of 2000, the Trust initiated an unsecured line of credit with Missouri Bank and Trust for $249,000 at a prime floating rate for a term of six months. On August 15, 2000, the Trust drew $249,000 on the line of credit. On September 14, 2000, the Trust modified the line of credit, secured it with the Atrium at Alpha Business Center, increased the line of credit to $1,000,000 and increased the term to one year. On October 3, 2000, the Trust drew an additional $150,000. Both draws on the line of credit were used to pay closing costs on the North Winn Apartments, including a required escrow deposit of $232,000 for repairs required by the lender for North Winn Apartments. On December 23, 2000, the Trust drew an additional $25,000 for working capital purposes. Total draws for the period ended December 31, 2000 were $424,000. Reference is made to Note 2 of Notes to Financial Statements incorporated by reference to the Registrant's 2000 Annual Report to Shareholders under the heading "Financial Statements and Notes" for a description of the mortgage indebtedness secured by the Registrant's real property investments. Reference is also made to Note 4 of Notes to Financial Statements for a discussion of revenues derived from major tenants.

Management believes the Registrant's properties are adequately covered by insurance and considers the properties to be well maintained and sufficient for the Registrant's operations.

The following table sets forth certain information as of December 31, 2000, relating to the properties owned by the Registrant.

                                              Average
                                              Annualized              Principal Tenants
                      Square                  Effective               Over 10% of
                      Feet      Total         Base Rent               Property Lease
                      or #      Annualized    Per Square    Percent   Square
Property              Units     Base Rent     Foot          Leased    Footage                Exp.

Atrium at Alpha
Business Center      89,000     $1,266,222      $14.23        86%      Synertech             2003
                                                                       Health Systems
                                                                       Solutions, Inc.
                                                                       (15.7%)
Applied
Communications Inc.
Building             70,000     $1,016,610      $14.52       100%      Applied               2008
                                                                       Communications
                                                                       Inc. (100%)
Franklin Park
Distribution Center 162,000     $  280,158      $ 1.72        57%      Household
                                                                       Finance (57%)         2004
North Winn
Apartments              110     $ 198,922(1)      n/a         93%          n/a                n/a

(1) Represents activity for the period 8/15/2000 through 12/31/2000

It is the Registrant's investment policy to acquire, operate, lease and otherwise invest in and deal with real estate primarily consisting of income-producing property, including without limitation, apartment buildings and commercial and industrial properties.

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

The Settlement Agreement also required that William J. Carden, Gregory J. Nooney, Jr. and William W. Geary, Jr. resign as members of the Board. However, Rule 14f-1 of the Securities Exchange Act of 1934 required, the Trust, at least ten days prior to a change in a majority of the trustees, to file certain information regarding the new management with the Securities and Exchange
Commission and to transmit this information to all shareholders of the Trust. Messrs. Carden, Nooney and Geary resigned effective as of November 27, 1999, the expiration of the ten day period. The remaining members of the Board appointed David L. Johnson, Daniel W. Pishny and Chris Garlich to fill the vacancies on the Board created by these resignations at that time.

At the July 20, 2000 board meeting, the Board of Trustee's voted to increase the number of Trustees from five to seven. On September 19, 2000, the Board of Trustees of the Registrant appointed two additional Trustees to fill the vacancies created by the Board of Trustees. The Trustees appointed to fill the vacancies were Mr. Steve Rosenberg, an independent Trustee and Mr. John W. Alvey, a Vice President of the Registrant.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Shareholders during the fourth quarter of fiscal 2000.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The information required by Item 201 of Regulation S- B is incorporated by reference from the Registrant's 2000 Annual Report to Shareholders under the headings "Market Information" and "Dividends".

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS

The information required by Item 303 of Regulation S-B is incorporated by reference from the Registrant's 2000 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7: FINANCIAL STATEMENTS

The financial statements of the Registrant are incorporated by reference from the Registrant's 2000 Annual Report to Shareholders.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 9: TRUSTEES, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

a.) Trustees- the information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 8, 2001 under the captions "Election of Trustees" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

b.) Executive Officers-Information regarding the Executive Officers of the Registrant is as set forth in Item 1A of this report under the caption "Executive Officers of the Registrant."

ITEM 10: EXECUTIVE COMPENSATION

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 8, 2001 under the captions "Election of Trustees-Trustee's Compensation," "Election of Trustees-Executive Compensation," "Election of Trustees-Related Transactions," and "Election of Trustees-Report of the Independent Trustees" is incorporated herein by reference.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 8, 2001 under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held May 8, 2001 under the caption "Election of Trustees-Related Transactions" is incorporated herein by reference.

PART IV

ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

The following financial statements of the Registrant are incorporated by reference to the Registrant's 2000 Annual Report to Shareholders:

Balance Sheets (December 31, 2000 and 1999)

Statements of Operations  (For the years ended December 31, 2000 and 1999)

Statements of  Shareholders'  Equity (For the years ended  December 31, 2000 and
1999)

Statements of Cash Flows  (For the years ended December 31, 2000 and 1999)

Notes to Financial Statements (December 31, 2000 and 1999)

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Registrant since the end of the third quarter of 2000:

On October 4, 2000, the Registrant filed a Form 8-K (File No. 000-13754) reporting the appointment of two additional Trustees (Item 5).

On January 18, 2001, the Registrant filed a Form 8-K (File No. 000-13754) reporting the execution of a contract to sell the Franklin Park Distribution Center (Item 5).

(c) Exhibits:

A list of exhibits required to be filed as part of this report on Form 10-KSB is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference.

(d) Not Applicable.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                            MAXUS REALTY TRUST, INC.

Date: March 14, 2001                        By: /s/ David L. Johnson
                                                    David L. Johnson
                                                    Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.


                                          /s/ David L. Johnson
                                              David L. Johnson
                                              Chairman, Chief Executive Officer
                                                and Trustee

                                          /s/ Daniel W. Pishny
                                              Daniel W. Pishny
                                              President and Trustee

                                          /s/ John W. Alvey
                                              John W. Alvey
                                              Vice President, Chief Financial
                                                and Accounting Officer and
                                                Trustee

                                          /s/ Christopher Garlich
                                              Christopher Garlich
                                              Trustee

                                          /s/ Monte McDowell
                                              Monte McDowell
                                              Trustee

                                          /s/ Robert B. Thomson
                                              Robert B. Thomson
                                              Trustee

                                          /s/ Steve Rosenberg
                                              Steve Rosenberg
                                              Trustee

                                  EXHIBIT INDEX
Exhibit
Number     Description

3.1 Articles of Incorporation dated June 12, 1984, as amended, are incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 00013754).

3.2     Bylaws of the Registrant,  as amended,  are incorporated by reference to
        Exhibit 3.2, to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 0013754).

4.1 Deed of Trust, Security Agreement and Assignment of Rents dated July 25, 2000 by and between ACI Financing L.L.C., Russell J. Kreikmeier, as Trustee, and Principal Commercial Funding, L.L.C. (which was assigned to and assumed by North Winn Acquisition, L.L.C. on August 10, 2000) is incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 0013754).

4.2 Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 10, 2000 by and between North Winn Acquisition, L.L.C., Assured Quality Title Company, as Trustee, and Prudential Multifamily Mortgage, Inc., is incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 0013754).

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

10.7 Management Agreement dated November 10, 1999 by and between Nooney Realty Trust, Inc. and Maxus Properties, Inc. regarding the Franklin Park Distribution Center is incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.8 Management Agreement dated November 10, 1999 by and between Nooney Realty Trust, Inc. and Maxus Properties, Inc. regarding the ACI Building is incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.9 Management Agreement dated November 10, 1999 by and between Nooney Realty Trust, Inc. and Maxus Properties, Inc. regarding the Atrium at Alpha Business Center is incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.10 Settlement Agreement dated as of October 19, 1999 by and among Bond Purchase, L.L.C., et al., and CGS Real Estate Company, Inc., et al. (without exhibits) is incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.11 Office/Warehouse Lease Agreement dated June 2, 1989, as further amended by First Amendment to Lease dated July 6, 1994, and Second Amendment to Lease dated March 30, 1999 by and between Nooney, Inc., agent for Nooney Realty Trust, Inc., as Landlord, and Household Finance Corporation III, as tenant is incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.12 ACI Building Lease dated December 28, 1992, as further amended by First Amendment to Lease dated September 9, 1998 by and between Nooney Realty Trust, Inc., through its agent, Nooney Krombach Company, and Applied Communications, Inc is incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.13 Assignment of Real Estate Sale Contract dated August 7, 2000 by and between Kelcor, Inc. and North Winn Acquisition, L.L.C. is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.14 Management Agreement between Maxus Properties, Inc. and North Winn Acquisition, L.L.C. dated August 16, 2000 is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.15 Real Estate Sale and Purchase Agreement made as of January 2, 2001 by and between Maxus Realty Trust, Inc. and Vanguard Archives, Inc. is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 18, 2001 (File No. 000-13754).

13 Filed herewith. 2000 Annual Report to Shareholders. Except for those portions expressly incorporated by reference in this Form 10-KSB, the 2000 Annual Report to Shareholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-KSB.