Form 10QSB
period 2001-03-31
MAXUS REALTY TRUST INC
filed 2001-05-10
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended         March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       To
                                 ------------------       -------------------

                         Commission file number 0-13754


                            MAXUS REALTY TRUST, INC.
        (Exact name of small business issuer as specified in its charter)

          Missouri                                       43-1339136
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

104 Armour Road, North Kansas City, Missouri                64116
(Address of principal executive offices)                  (Zip Code)

Trust's telephone number, including area code          (816) 303-4500

Check whether the Trust (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Trust was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes [X]   No  [ ]

State the number of shares outstanding of the Trust's sole class of common equity, $1.00 par value common stock, as of April 30, 2001: 1,049,624 shares

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
         Balance Sheets                                                       3
         Statements of Operations                                             4
         Statements of Cash Flows                                             5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS                                                     6

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   12
ITEM 2.  CHANGES IN SECURITIES                                               12
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 12
ITEM 5.  OTHER INFORMATION                                                   13
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    13


SIGNATURES                                                                   14
EXHIBIT INDEX                                                                15

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MAXUS REALTY TRUST, INC.
                                 BALANCE SHEETS

                                                          March 31, 2001   Dec. 31, 2000
                                                            (Unaudited)
ASSETS:
Investment property
   Land                                                   $  2,322,000       2,322,000
   Buildings and improvements                               16,813,000      16,460,000
                                                          ------------    ------------
                                                            19,135,000      18,782,000

   Less accumulated depreciation                            (6,471,000)     (6,324,000)
                                                          ------------    ------------
                                                            12,664,000      12,458,000

   Investment property held for sale                         3,208,000       3,242,000

      Total investment property                             15,872,000      15,700,000

Cash                                                           500,000         817,000
Accounts receivable                                            441,000         367,000
Prepaid expenses and other assets                              122,000          88,000
Deferred expenses, less accumulated amortization               431,000         470,000
                                                          ------------    ------------
      Total assets                                        $ 17,366,000      17,442,000
                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Mortgage notes payable                                 $  6,811,000       6,698,000
   Accounts payable and accrued expenses                       237,000         387,000
   Real estate taxes payable                                   298,000         212,000
   Refundable tenant deposits                                  107,000          96,000
                                                          ------------    ------------
      Total liabilities                                      7,453,000       7,393,000
                                                          ------------    ------------
Shareholders' equity:
   Common stock, $1 par value: authorized 5,000,000 shares
     1,039,624 shares issued and outstanding                 1,040,000       1,040,000
   Additional paid-in-capital                               15,463,000      15,463,000
   Distributions in excess of accumulated earnings          (6,590,000)     (6,454,000)
                                                          ------------    ------------
      Total shareholders' equity                             9,913,000      10,049,000
                                                          ------------    ------------
                                                          $ 17,366,000      17,442,000
                                                          ============    ============

See accompanying notes to financial statements.

                            MAXUS REALTY TRUST, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended
                                                 March 31     March 31
                                                   2001         2000

Revenues:
   Rental                                    $  853,000      657,000
   Other                                         59,000       68,000
                                             ----------   ----------
      Total revenues                            912,000      725,000
                                             ----------   ----------

Expenses:
   Depreciation and amortization                215,000      178,000
   Repairs and maintenance, including common
     area maintenance                           149,000       82,000
   Real estate taxes                            125,000      129,000
   Interest, net                                138,000       95,000
   Professional fees                             50,000      118,000
   General and administrative                    43,000       29,000
   Utilities                                    110,000       68,000
   Property management fees - related parties    31,000       25,000
   Other operating expenses                      21,000       37,000
                                             ----------   ----------
      Total expenses                            882,000      761,000
                                             ----------   ----------

      Net income (loss)                      $   30,000      (36,000)
                                             ==========   ==========
Per share data (basic and diluted):
   Net income (loss)                         $      .03         (.04)
                                             ==========   ==========

   Distributions:
    Paid in current year:                    $      .16         --
                                             ==========   ==========

      Total paid in current year             $  166,000         --
                                             ==========   ==========

Weighted average shares outstanding           1,040,000      867,000
                                             ==========   ==========


See accompanying notes to financial statements.

                            MAXUS REALTY TRUST, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                      March 31     March 31
                                                                         2001         2000
Cash flows from operating activities:
   Net income (loss)                                                 $  30,000      (36,000)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                 215,000      178,000
         Changes in accounts affecting operations:
            Accounts receivable                                        (74,000)     (19,000)
            Prepaid expenses and other assets                          (29,000)     (47,000)
            Accounts payable and other liabilities                     (53,000)    (207,000)
                                                                     ---------    ---------


               Net cash provided by (used in) operating activities      89,000     (131,000)
                                                                     ---------    ---------

Cash flows from investing activities:
      Capital expenditures                                            (353,000)      (8,000)
                                                                     ---------    ---------

Cash flows from financing activities:
      Principal payments on mortgage notes payable                     (12,000)     (28,000)
      Proceeds from Line of Credit                                     125,000         --
      Dividends paid ($.16 per share)                                 (166,000)        --
                                                                     ---------    ---------

               Net cash used in financing activities                   (53,000)     (28,000)
                                                                     ---------    ---------

               Net decrease in cash                                   (317,000)    (167,000)

Cash, beginning of period                                              817,000      208,000
                                                                     ---------    ---------

Cash, end of period                                                  $ 500,000       41,000
                                                                     =========    =========

Supplemental disclosure of cash flow information -
   cash paid during the quarter for interest                         $  97,000       95,000
                                                                     =========    =========

See accompanying notes to financial statements

                            MAXUS REALTY TRUST, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (the "Trust" or "Registrant") for the year ended December 31, 2000, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Trust's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2001 and for all periods presented have been made. The results for the three-month period ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire year.

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

DESCRIPTION OF BUSINESS

Maxus Realty Trust,  Inc., a Missouri  corporation  invests in  income-producing real properties, primarily commercial and light industrial properties. The Trust's portfolio is comprised of Atrium at Alpha Business Center, a multi-tenant office building located in Bloomington, Minnesota ("Atrium at Alpha"); Applied Communications, Inc. Office Building, a single-tenant office building located in Omaha, Nebraska ("ACI Building"); Franklin Park Distribution Center, a warehouse and distribution facility in Franklin Park, Illinois ("Franklin Park"); and North Winn Apartments, an apartment complex located in Kansas City, Missouri ("North Winn"). These properties generated 38%, 33%, 12% and 17% of total revenues, respectively, for the quarter ended March 31, 2001.

On January 11, 2001, the Registrant entered into a contract to sell Franklin Park to an unrelated third party, Vanguard Archives, Inc., an Illinois corporation ("Vanguard"), for a sale price of $4,550,000. The sale closed on May 2, 2001 and resulted in a net book gain estimated at approximately $1,100,000 and provided more than $4,150,000 in net sale proceeds. Management intends to evaluate uses for the net sale proceeds including investing in additional income- producing real estate properties, working capital purposes and increased dividends to shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand as of March 31, 2001, was $500,000, a decrease of $317,000 from December 31, 2000. The decrease in cash is attributable mainly to capital expenditures of $353,000. Management believes the Trust's current cash position, available borrowing under the Trust's line of credit and the properties' ability to provide operating cash flow should enable the Trust to fund anticipated capital expenditures and service debt in 2001. The anticipated capital expenditures by property for 2001 are as follows:

                                     TOTAL
Atrium at Alpha                    $240,000
Franklin Park Dist. Center             --
Applied Communications Inc. Bldg    350,000
North Winn                          350,000
                                   --------
                                   $940,000

The anticipated capital expenditures at the Atrium at Alpha Business Center include tenant alterations and lease commissions for new and renewal tenants as well as capital funds for window replacements. At the Applied Communications, Inc. Building, $350,000 had been placed in escrow as of December 31, 2000. $225,000 has been paid out as of March 31, 2001. The remainder is anticipated to be paid out in 2001 for tenant improvements in accordance with the lease with the building's only tenant. At the North Winn Apartments, anticipated capital expenditures include various renovation projects to improve the physical condition of the property. A portion of these funds are held in escrow in conjunction with the acquisition financing of the property.


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

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the quarters ended March 31, 2001 and 2000 are detailed in the schedule below. Administrative expenses, including professional fees, of the Trust are excluded.

FUNDS FROM OPERATIONS

The white paper on Funds from Operations approved by the board of governors of NAREIT in March 1999 defines funds from operations as net income (loss)(computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustment for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. In 1999, NAREIT clarified the definition of Funds from Operations to include non- recurring events, except for those that are defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property.

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

                                      ATRIUM AT ALPHA         FRANKLIN PARK       ACI BUILDING          NORTH WINN
                                                                      (in thousands)
2001     Revenues                          $ 348.2           $    107.1            $ 304.0             $ 152.7
         Expenses                            283.5                 98.0              249.8               192.1
                                             ------             --------            ------               -----
         Net Income (loss)                    64.7                 9.1                54.2               (39.4)
         Depreciation and Amortization        93.6                 37.6               46.9                33.0
                                          --------              -------              -----                ----
         Funds from Operations               158.3                 46.7              101.1                (6.4)
                                           =======            =========              =====               =====

2000     Revenues                          $ 312.6           $    113.5            $ 298.9                ----
         Expenses                            274.9                140.7              204.5                ----
                                            ------              -------             ------
         Net Income (loss)                    37.7                (27.2)              94.4                ----
         Depreciation and Amortization        95.3                 36.3               44.9                ----
                                          --------              -------              -----                ----
         Funds from Operations               133.0                  9.1              139.3                ----
                                           =======             ========              =====                ====

COMPARISONS BY PROPERTY

Revenues at the Atrium at Alpha for the quarter ended March 31, 2001 increased $35,600 compared to the same period in 2000. The increase in revenues was mainly due to an increase in rental rates of $33,200. Operating expense for the quarter ended March 31, 2001 increased $8,600 compared to the same period in 2000. The increase in operating expense was primarily due to an increase in utilities of $11,800 offset by a decrease in repairs and maintenance of $4,200.

At Franklin Park, revenues for the quarter ended March 31, 2001 decreased $6,400 compared to the same period in 2000. Operating expense for the quarter ended March 31, 2001 decreased $42,700 compared to the same period in 2000. The decrease in operating expense was primarily due to a decrease in interest expense of $20,500, real estate taxes of $14,400 and professional fees of $13,600.

Revenues at the ACI Building for the quarter ended March 31, 2001 increased $5,100 compared to the same period in 2000. Operating expense for the quarter ended March 31, 2001 increased $45,300 compared to the same period in 2000. The increase in operating expense was primarily due to an increase in interest expense of $23,200, repairs and maintenance of $14,800 and utilities of $4,600.

The occupancy levels at March 31 were as follows:

                                 OCCUPANCY LEVELS AT MARCH 31,
                                         2001   2000
Atrium at Alpha                           86%    83%
Franklin Park                             57%    57%
ACI Building                             100%   100%
North Winn                                92%    N/A

During the quarter ended March 31, 2001, the occupancy level at Atrium at Alpha stayed consistent with December 31, 2000 at 86%. One tenant vacated which occupied 3,200 square feet. One tenant renewed their lease for 1,205 square feet. One tenant moved in which occupied 743 square feet. The property has one major tenant occupying 16% of the building. The lease for this tenant expires in December 2003.

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

PRO FORMA RESULTS
The table below presents the pro-forma results of operations with North Winn Apartments included for the three months ended March 31, 2000. North Winn was purchased in August, 2000. These pro forma operating results are not necessarily indicative of what the actual results would have been had North Winn Apartments been purchased at the beginning of the earliest period presented.

                                                    Three Months Ended
                                                 March 31,        March 31,
                                                   2001             2000

   Revenues                                  $   912,000          872,000
   Depreciation and amortization                 215,000          210,000
   Repairs and maintenance, including
      common area maintenance                    149,000          115,000
   Interest, net                                 138,000          132,000
   General and administrative                     43,000           46,000
   Other                                         337,000          424,000
                                                 -------          -------
       Total expenses                            882,000          927,000
                                                 -------          -------
   Net income (loss)                         $    30,000          (55,000)
                                                 =======         ========
   Net income (loss) per share:              $       .03             (.06)
                                              ==========      ===========

COMPARISON OF CONSOLIDATED RESULTS

For the quarter ended March 31, 2001, the Trust's consolidated revenues were $912,000 compared to $725,000 for the quarter ended March 31, 2000. Revenues increased $187,000 (25.8%). The increase in consolidated revenues is primarily due to the addition of North Winn Apartments complex contributing $153,000 in revenue for the first quarter and an increase in revenues at the Atrium at Alpha of $36,000.

For the quarter ended March 31, 2001, the Trust's consolidated expenses were $882,000 compared to $761,000 for the quarter ended March 31, 2000. The increase in expenses of $121,000 (15.9%) is due primarily to the addition of North Winn Apartment complex expenses of $192,000 for the first quarter. This increase was offset by a decrease in professional fees of $68,000.

The net income for the quarter ended March 31, 2001 was $30,000 or $.03 per share. The net loss for the quarter ended March 31, 2000 was $36,000 or $.04 per share.

Cash flow provided by operating activities was $89,000 for the quarter ended March 31, 2001 compared to $131,000 used in operating activities for 2000. The increase in cash flow provided by operating activities was due primarily to the decrease in accounts payable and other liabilities of $53,000 for the quarter ended March 31, 2001 compared to $207,000 for the same period for the year 2000. Cash flow used in investing activities was $353,000 for the quarter ended March 31, 2001 compared to $8,000 in 2000. The increase in cash flow used in investing activities was due primarily to an increase in capital expenditures related to the tenant improvements at the ACI building which had been escrowed in 2000 and which were completed and paid in 2001. Cash flow used in financing activities was $53,000 for the quarter ended March 31, 2001 compared to $28,000 in 2000. The cash flow used in financing activities primarily consisted of the dividend of $.16 paid in March 2001, offset by additional proceeds from the line of credit of $125,000.

MARKET RISK

The Trust has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at March 31, 2001.

The Trust does not believe that it has any material exposure to interest rate risk. The debt on the ACI building matures in 2010, the debt on North Winn matures in 2007, and the line of credit matures in 2001. The debt on the ACI building is at a fixed rated of 8.63%. The debt on North Winn and the line of credit are each variable. The current interest rates on the line of credit and North Winn are 8.0% and 6.9%, respectively. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $25,000.

INFLATION

The effects of inflation did not have a material impact upon the Trust's operations in the quarter ended March 31, 2001 or in fiscal 2000.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           None

ITEM 2.    CHANGES IN SECURITIES
           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 8, 2001, the Trust held its Annual Meeting of Shareholders. At the meeting, the following matters were voted upon by the shareholders:

1. A proposal to amend Section 8.8 of Article VIII of the Trust's Bylaws to amend the Trust's "9.8% stock ownership limitation" (i) to allow David L. Johnson, the Trust's Chairman of the Board and Chief Executive Officer, to own up to 19.6% of the outstanding shares of the Trust's common stock and
     (ii) to decrease the percentage of the outstanding shares of the Trust's common stock that others may own from 9.8% to 7.6%.

2. To elect seven trustees to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualify.

     The total votes for Proposal 1 were cast as follows: 630,560 voted "for", 71,355 voted "against" and 5,384 "abstentions".

Each of the proposals received the necessary votes for approval by the shareholders of the Trust.

The following were the nominees of management voted upon and elected by the shareholders of the Trust: David L. Johnson, Monte McDowell, Daniel W. Pishny, John W. Alvey, Robert B. Thomson, Steven Rosenberg, and Chris Garlich. There were 715,181 votes "for" Mr. Johnson and 31,484 votes "withheld." There were 716,079 votes "for" Mr. McDowell and 30,586 votes "withheld." There were 715,812 votes "for" Mr. Pishny and 30,853 votes "withheld." There were 707,812 votes "for" Mr. Alvey and 38,853 votes "withheld." There were 717,112 votes "for" Mr. Thomson and 29,553 votes "withheld." There were 759,829 votes "for" Mr.
Rosenberg and 30,586 votes "withheld." There were 716,079 votes "for" Mr. Garlich and 30,586 votes "withheld."

ITEM 5.    OTHER INFORMATION

On May 8, 2001 the newly appointed Board of Trustees of the Trust declared a cash dividend of $0.20 per share payable to the holders of record on May 31, 2001 of the Trust's $1.00 par value, common stock. The Board anticipates that the dividend will be paid on June 21, 2001.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

           See Exhibits Index on Page 15

           (b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Trust during the first quarter of 2001:

On January 18, 2001, the Trust filed a report on Form 8-K (File No. 00013754), which reported the Trust's execution of a contract to sell Franklin Park (Item
5).

On May 7, 2001, the Trust filed a report on Form 8-K (File No. 00013754), which reported the Trust's sale of Franklin Park (Item 2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                               MAXUS REALTY TRUST, INC.


Date: May 10, 2001                             By: /s/ Daniel W. Pishny
                                                       Daniel W. Pishny
                                                       Trustee
                                                       President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 10, 2001, by the following persons on behalf of the Trust and in the capacities indicated.


                                               By: /s/ John W. Alvey
                                                       John W. Alvey
                                                       Trustee
                                                       Vice President
                                                       Chief Financial and
                                                       Accounting Officer

EXHIBIT INDEX

Exhibit
Number                     Description

3.1 Articles of Incorporation dated June 12, 1984, as amended, are incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on For 10-Q for the quarter ended March 31, 2000, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

3.2          Bylaws of the Registrant, as amended.