Form 10QSB
period 2001-06-30
MAXUS REALTY TRUST INC
filed 2001-08-14
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended        June 30, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Trust (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Trust was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

                                     INDEX
                                                                           Page
PART I -   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:
           Balance Sheets                                                    3
           Statements of Operations                                          4
           Statements of Cash Flows                                          5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS                                                     6

PART II -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                12
ITEM 2.    CHANGES IN SECURITIES                                            12
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                  12
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              12
ITEM 5.    OTHER INFORMATION                                                12
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 12

SIGNATURES                                                                  13
EXHIBIT INDEX                                                               14

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MAXUS REALTY TRUST, INC.
                                 BALANCE SHEETS

                                                             June 30, 2001   Dec. 31, 2000
                                                              (Unaudited)
ASSETS:
Investment property
   Land                                                      $  2,322,000      2,322,000
   Buildings and improvements                                  16,970,000     16,460,000
                                                             ------------    -----------
                                                               19,292,000     18,782,000

   Less accumulated depreciation                               (6,620,000)    (6,324,000)
                                                              -----------    -----------
                                                               12,672,000     12,458,000
   Investment property held for sale                                 --        3,242,000
                                                              -----------    -----------
           Total investment property                           12,672,000     15,700,000

Cash and cash equivalents                                       3,976,000        817,000
Accounts receivable                                               384,000        367,000
Prepaid expenses and other assets                                  72,000         88,000
Deferred expenses, less accumulated amortization                  392,000        470,000
                                                             ------------   ------------
           Total assets                                      $ 17,496,000     17,442,000
                                                             ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Mortgage notes payable                                    $  6,252,000      6,698,000
   Accounts payable and accrued expenses                          212,000        387,000
   Real estate taxes payable                                       58,000        212,000
   Refundable tenant deposits                                      90,000         96,000
                                                             ------------   ------------
           Total liabilities                                    6,612,000      7,393,000
                                                             ============   ============
Shareholders' equity:
   Common stock, $1 par value: authorized 5,000,000 shares
    1,039,624 shares issued and outstanding                     1,040,000      1,040,000
   Additional paid-in-capital                                  15,463,000     15,463,000
   Distributions in excess of accumulated earnings             (5,619,000)    (6,454,000)
                                                             ------------   ------------
           Total shareholders' equity                          10,884,000     10,049,000
                                                             ------------   ------------
                                                             $ 17,496,000     17,442,000
                                                             ============   ============

See accompanying notes to financial statements

                            MAXUS REALTY TRUST, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Three Months Ended      Six Months Ended
                                       June 30,     June 30,    June 30,     June 30,
                                        2001          2000        2001        2000
Revenues:
   Rental                               $  775,000   671,000   1,628,000   1,328,000
   Other                                    58,000    57,000     120,000     125,000
                                        ----------  --------  ----------  ----------
Total revenues                             833,000   728,000   1,748,000   1,453,000
                                        ----------  --------  ----------  ----------
Expenses:
   Depreciation and amortization           181,000   126,000     396,000     304,000
   Repairs and maintenance, including
      common area maintenance              138,000    78,000     287,000     160,000
   Real estate taxes                       106,000   115,000     231,000     244,000
   Interest expense                        132,000    96,000     273,000     191,000
   Professional fees                        38,000    84,000      88,000     202,000
   General and administrative               52,000    16,000      95,000      45,000
   Utilities                                83,000    70,000     193,000     138,000
   Property management fees -
      related parties                       31,000    24,000      62,000      49,000
   Other operating expenses                 31,000    10,000      52,000      47,000
                                        ----------  --------  ----------  ----------
         Total expenses                    792,000   619,000   1,677,000   1,380,000
                                        ----------  --------  ----------  ----------
         Income before gain on sale         41,000   109,000      71,000      73,000
   Gain on sale of Franklin Par          1,138,000      --     1,138,000        --
                                        ----------  --------  ----------  ----------
           Net income                   $1,179,000   109,000   1,209,000      73,000
                                        ==========  ========  ==========  ==========

Per share data (basic and diluted):
   Net income before gain on sale       $      .04       .11         .07         .08
   Gain on sale of Franklin Park              1.09      --          1.09        --
                                        ----------  --------  ----------  ----------
           Total                              1.13       .11        1.16         .08
                                        ==========  ========  ==========  ==========
    Dividends                           $      .20       .16         .36         .16
                                        ----------  --------  ----------  ----------
   Weighted average shares
     outstanding                         1,039,624   961,679   1,039,624     914,151
                                        ==========  ========  ==========  ==========

See accompanying notes to financial statements.

                            MAXUS REALTY TRUST, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six Months Ended
                                                                         June 30,       June 30,
                                                                           2001          2000
Cash flows from operating activities:
   Net income                                                         $ 1,209,000        73,000
   Adjustments to reconcile net income to net
     cash used in operating activities:
       Gain on sale of Franklin Park                                   (1,138,000)         --
       Depreciation and amortization                                      396,000       304,000
       Changes in accounts affecting operations:
           Accounts receivable                                            (17,000)      (43,000)


           Prepaid expenses, other assets and deferred expenses            28,000      (136,000)
           Accounts payable and other liabilities                        (329,000)     (264,000)
           Refundable tenant deposits                                      (6,000)         --
                                                                      -----------    ----------

                Net cash provided by (used in) operating activities       143,000       (66,000)
                                                                      -----------    ----------
Cash flows from investing activities:
       Capital expenditures                                              (510,000)      (49,000)
       Proceeds from sale of Franklin Park, net                         4,346,000          --
                                                                      -----------    ----------

                Net cash provided by (used in) investing activities     3,836,000       (49,000)
                                                                      -----------    ----------

Cash flows from financing activities:
       Principal payments on mortgage notes payable                      (446,000)      (56,000)
       Issuance of common stock                                              --       1,384,000
       Dividends paid                                                    (374,000)     (166,000)
                                                                      -----------    ----------
               o $.16 per share paid 3/21/01
               o $.20 per share paid 6/21/01

               Net cash provided by (used in) financing activities       (820,000)    1,162,000
                                                                      -----------    ----------
               Net increase in cash and cash equivalents                3,159,000     1,047,000

Cash and cash equivalents, beginning of period                            817,000       208,000
                                                                      -----------    ----------

Cash and cash equivalents, end of period                              $ 3,976,000     1,255,000
                                                                      ===========    ==========

Supplemental disclosure of cash flow information -
   cash paid during the quarter for interest                          $   232,000       190,000
                                                                      ===========    ==========

See accompanying notes to financial statements

                            MAXUS REALTY TRUST, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (the "Trust" or "Registrant") for the year ended December 31, 2000, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Trust's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2001 and for all periods presented have been made. The results for the three-month and six month periods ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.

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

DESCRIPTION OF BUSINESS

Maxus Realty Trust,  Inc., a Missouri  corporation  invests in  income-producing real properties, primarily commercial and light industrial properties. The Trust's portfolio is comprised of Atrium at Alpha Business Center, a multi-tenant office building located in Bloomington, Minnesota ("Atrium at Alpha"); Applied Communications, Inc. Office Building, a single-tenant office building located in Omaha, Nebraska ("ACI Building"); Franklin Park Distribution Center, a warehouse and distribution facility in Franklin Park, Illinois ("Franklin Park"); and North Winn Apartments, an apartment complex located in Kansas City, Missouri ("North Winn"). These properties generated 36%,43%, 2% and 19% of total rental revenues, respectively, for the quarter ended June 30, 2001.

On January 11, 2001, the Registrant entered into a contract to sell Franklin Park to an unrelated third party, Vanguard Archives, Inc., an Illinois corporation ("Vanguard"), for a sale price of $4,550,000. The sale closed on May 2, 2001 and resulted in a net book gain of approximately $1,138,000 and provided more than $4,346,000 in net sale proceeds. Management intends to evaluate uses for the net sale proceeds including investing in additional income-producing real estate properties, working capital purposes and increased dividends to shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand as of June 30, 2001, was $3,976,000, an increase of $3,159,000 from December 31, 2000. The increase in cash is attributable primarily to the proceeds from the sale of Franklin Park as described in "Description of Business" above. The increase is partially offset by a reduction in mortgage notes payable of $446,000 due primarily to the line of credit being paid down to $0 on May 3, 2001. The increase is also partially offset by dividends paid March 21, 2001, and June 21, 2001 in the aggregate amount of $374,000. Management believes the Trust's current cash position and the properties' ability to provide operating cash flow should enable the Trust to fund anticipated capital expenditures and service debt in 2001. Expenditures for leasing capital are dependent on the timing and actual dollars negotiated for leases.

The anticipated capital expenditures by property for 2001 are as follows:

                                                         TOTAL

Atrium at Alpha.........................               $240,000
Applied Communications Inc. Bldg........                550,000
North Winn..............................                350,000
                                                        -------
                                                      $1140,000

The anticipated capital expenditures at the Atrium at Alpha Business Center include tenant alterations and lease commissions for new and renewal tenants as well as capital funds for window replacements. At the Applied Communications, Inc. Building, $350,000 had been placed in escrow as of December 31, 2000. $225,000 has been paid out as of June 30, 2001. The remainder is anticipated to be paid out in 2001 for tenant improvements in accordance with the lease with the building's only tenant. In addition, the Partnership anticipates replacing the roof in the third quarter of this year at an anticipated cost of $200,000. At the North Winn Apartments, anticipated capital expenditures include various renovation projects to improve the physical condition of the property. A portion of these funds are held in escrow in conjunction with the acquisition financing of the property.

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

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the three and six months ended June 30, 2001 and 2000 are detailed in the schedule below. Administrative expenses, including professional fees, of the Trust are excluded.

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

                                              ATRIUM AT ALPHA  FRANKLIN PARK   ACI BUILDING  NORTH WINN
                                                                      (in thousands)
                                                   For the three months ended June 30, 2001 and 2000

2001   Revenues                                 $  342.2        $    21.1          $301.3        152.1
       Expenses                                    272.2             47.3           248.8        191.4
                                                --------        ---------          ------       -------
       Net Income                                   70.0            (26.2)           52.5        (39.3)
       Depreciation and Amortization                94.5              0.0            46.9         35.3
                                                --------        ---------          ------       -------
       Funds from Operations                       164.5            (26.2)           99.4         (4.0)
                                                ========        =========          ======       =======

2000   Revenues                                 $  321.7        $    97.6          $302.9           --
       Expenses                                    254.2             70.1           201.2           --
                                                --------        ---------          ------       -------
       Net Income                                   67.5             27.5           101.7           --
       Depreciation and Amortization                70.6              4.0            44.1           --
                                                --------        ---------          ------       -------
       Funds from Operations                       138.1             31.5           145.8           --
                                                ========        =========          ======       =======

                                              ATRIUM AT ALPHA  FRANKLIN PARK   ACI BUILDING  NORTH WINN
                                                                      (in thousands)
                                                   For the six months ended June 30, 2001 and 2000


2001   Revenues                                 $  690.4        $    128.2         $607.5        304.8
       Expenses                                    555.7             145.3          500.9        383.5
                                                --------        ----------         ------       -------
       Net Income (loss)                           134.7             (17.1)         106.6        (78.7)
       Depreciation and Amortization               188.1              37.6           93.8         68.3
                                                --------        ----------         ------       -------
       Funds from Operations                       322.8              20.5          200.4        (10.4)
                                                ========        ==========         ======       =======

2000   Revenues                                 $  634.3        $    211.2         $601.8           --
       Expense                                     529.1             210.8          405.7           --
                                                --------        ----------         ------       ------
       Net Income (loss)                           105.2                .4          196.1           --
       Depreciation and Amortization               166.0              40.4           89.1           --
                                                --------        ----------         ------       ------
       Funds from Operations                       271.2              40.8          285.2           --
                                                ========        ==========         ======       ======

COMPARISONS BY PROPERTY

Revenues at the Atrium at Alpha for the quarter ended June 30, 2001 increased $20,500 compared to the same period in 2000. The increase in revenue is primarily due to an increase in rental rates of $11,900 and decrease in vacancy loss of $9,400 offset by an increase in concessions of $4,900. Operating expense for the quarter ended June 30, 2001 increased $18,000 compared to the same period in 2000. The increase in operating expense was primarily due to an increase in depreciation and amortization of $23,900 offset by a decrease in repairs and maintenance of $6,400.

Revenues at the Atrium at Alpha for the six months ended June 30, 2001 increased by $56,100, primarily due to an increase in rental rates of $45,200 and decrease in vacancy loss of $13,400 offset by a increase in concessions of $4,900. Operating expenses for the six months ended June 30, 2001 increased by $26,600, primarily due to an increase in depreciation and amortization of $22,100 and utilities of $9,100 offset by a decrease in repairs and maintenance of $10,500.

At Franklin Park, revenues for the three and six months ended June 30, 2001 decreased $76,500 and $83,000 respectively compared to the same periods in 2000. The decrease in revenue is primarily due to a decrease in rental income resulting from the sale of Franklin Park on May 2, 2001. Operating expense for the three and six months ended June 30, 2001 decreased $22,800, and $65,500 respectively compared to the same periods in 2000. The decrease in expense is primarily due to the sale of Franklin Park, combined with a decrease in interest expense of $40,900 for the six month period.

Revenues at the ACI Building for the three and six months ended June 30, 2001 remained constant with the same period in 2000. Operating expense for the three months ended June 30, 2001 increased $47,600 compared to the same period in 2000. The increase in operating expense was primarily due to an increase in interest expense of $27,800, general and administrative expenses of $7,200 and repairs and maintenance of $6,600. Operating expense for the six months ended June 30, 2001 increased $95,200 compared to the same period in 2000. The increase in operating expense was primarily due to an increase in interest expense of $53,200, general and administrative expenses of $6,600 and repairs and maintenance of $21,400. The remainder of the increase was due to an increase in a number of expense categories, none of which was significant.

The occupancy levels at June 30 were as follows:

                                         OCCUPANCY LEVELS AT JUNE 30,
                                                 2001     2000
         Atrium at Alpha                         86%      86%
         Franklin Park                           N/A      57%
         ACI Building                           100%     100%
         North Winn                              91%      N/A

During the quarter ended June 30, 2001, the occupancy level at Atrium at Alpha remained constant with March 31, 2001 at 86%. One new tenant which occupied 1,347 square feet signed a lease in May of 2001. No tenants vacated. Two tenants' leases expired, for a total of 9,153 square feet. One of these tenants renewed their lease for a total of 3,050 square feet. The property has one major tenant occupying 16% of the building. The lease for this tenant expires in December 2003.

Franklin Park was sold on May 2, 2001.

The ACI Building has a single tenant occupying 100% of the building. The lease expires in August 2008.

During the quarter ended June 30, 2001, the occupancy level at North Winn decreased from 92% at March 31, 2001, to 91% at June 30, 2001.

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

Pro Forma Results

The table below presents the pro-forma results of operations with North Winn Apartments and without Franklin Park for the three and six months ended June 30, 2001 and 2000. North Winn was purchased in August, 2000. Franklin Park was sold May 2, 2001. These pro forma operating results are not necessarily indicative of what the actual results would have been had North Winn Apartments been purchased and Franklin Park been sold at the beginning of the earliest period presented.

                                                  Three Months Ended              Six Months Ended
                                               June 30,       June 30,          June 30,         June 30,
                                                 2001           2000              2001            2000

Revenues                                    $  812,000        775,000         1,620,000        1,533,000
Depreciation and amortizatio                   181,000        149,000           358,000          322,000
Repairs and maintenance, including
   common area maintenance                     137,000        122,000           286,000          237,000
Interest expense                               133,000        111,000           273,000          223,000
General and administrative                      43,000         36,000            81,000           76,000
Other                                          251,000        314,000           534,000          660,000
                                            ----------      ---------         ---------        ---------
        Total expenses                         745,000        732,000         1,532,000        1,518,000
                                            ----------      ---------         ---------        ---------
Net income before
   gain on sale                             $   67,000         43,000            88,000          15,000
                                            ==========      =========         =========        =========
Net income per share:
   before gain on sale                      $      .06            .04               .08             .02
                                            ==========      =========         =========        =========

COMPARISON OF CONSOLIDATED RESULTS

For the three months ended June 30, 2001, the Trust's consolidated revenues were $833,000. Revenues increased $105,000 (14.4%) compared to the same period in 2000. The increase in consolidated revenues is primarily due to an increase in rental income of $97,000, of which North Winn (purchased in August, 2000) contributed $152,000, and Atrium at Alpha contributed $12,000, offset by a decrease in rental income of $82,000 due to the sale of Franklin Park. The Trust's consolidated revenues for the six month period ended June 30, 2001 were $1,748,000, an increase of $295,000 (20.3%) compared to the same period in 2000. The increase is primarily due to the increase in revenue resulting from the acquisition of North Winn of $305,000.

For the three months ended June 30, 2001, the Trust's consolidated expenses were $792,000. Expenses increased $173,000 (27.9%) compared to the same period in 2000. The increase in consolidated expenses is due primarily to the purchase of North Winn in August, 2000. Increased operating expenses related to the purchase of North Winn were $158,000. The Trust's consolidated expenses for the six month period ended June 30, 2001 were $1,677,000. Expenses increased $297,000 (21.5%) compared to the same period in 2000. $383,500 of the increase in expense was due to the operating expenses of North Winn which were incurred in 2001 but not 2000. The increase was partially offset by a decrease in expenses at Franklin Park of $98,000.

The net income for the quarter ended June 30, 2001 was $1,179,000 or $1.13 per share. The net income for the quarter ended June 30, 2000 was $109,000 or $.11 per share, primarily due to the sale of Franklin Park.

Cash flow provided by operating activities was $143,000 for the period ended June 30, 2001 compared to the same period in 2000, in which cash used in operating activities was $66,000. Cash flow provided by investing activities was $3,836,000 for the period ended June 30, 2001 compared to $49,000 used in investing activities in 2000. The increase in cash flow provided by investing activities was due primarily to proceeds from the sale of Franklin Park. Cash flow used in financing activities was $820,000 for the period ended June 30, 2001 compared to the same period in 2000, in which cash provided by financing activities was $1,162,000. The primary cause of the decrease in cash flow provided by financing activities was $1,384,000 provided by the issuance of common stock in 2000. No stock was issued in 2001.

MARKET RISK

The Trust has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at June 30, 2001.

The Trust does not believe that it has any material exposure to interest rate risk. The debt on the ACI building matures in 2010, the debt on North Winn matures in 2007, and the line of credit matures in 2001. The debt on the ACI building is at a fixed rated of 8.63%. The debt on North Winn and the line of credit are each variable. The current interest rate for the debt on North Winn is 5.455%. The line of credit was paid down to $0 on May 3, 2001. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $20,000.

INFLATION

The effects of inflation did not have a material impact upon the Trust's operations in the periods ended June 30, 2001, or in fiscal 2000.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 8, 2001, the Trust held its Annual Meeting of Shareholders. The results of the matters submitted to a vote of shareholders were reported on the Form 10QSB (File No. 000-13754) filed by the Trust on May 10, 2001.

ITEM 5.  OTHER INFORMATION

         On July 12, 2001, the Board of Trustees of the Trust declared a cash dividend of $0.20 per share payable to the holders of record on August 31, 2001 of the Trust's $1.00 par value, common stock. The Board anticipates that the dividend will be paid on September 21, 2001. The Trust's Board of Trustees has reinstated the quarterly cash dividend and anticipates declaring a $.20 per share cash dividend each quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits

             See Exhibits Index on Page 16

         (b) Reports on Form 8-K

             The following reports on Form 8-K were filed by the Trust during the second quarter of 2001: On May 7, 2001, the Trust filed a report on Form 8-K (File No. 000-13754) which reported the sale of one of its properties. (Item 2.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                  MAXUS REALTY TRUST, INC.

Date: August 14, 2001         By: /s/ Daniel W. Pishny
                                      Daniel W. Pishny
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 14, 2001, by the following persons on behalf of the Trust and in the capacities indicated.


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