Form 10QSB
period 2001-09-30
MAXUS REALTY TRUST INC
filed 2001-11-13
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One) X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended         September 30, 2001
                                    --------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AOF 1934

For the transition period from _________ To _________

                         Commission file number 0-13754


                            MAXUS REALTY TRUST, INC.
        (Exact name of small business issuer as specified in its charter)

            Missouri                                  43-1339136
           ----------                                ------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

104 Armour, North Kansas City, Missouri                        64116
---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip Code)

Trust's telephone number, including area code        (816) 303-4500
                                                     ---------------
Indicate by check mark whether the Trust (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Trust was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                                      INDEX


                                                                  Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
         Balance Sheets                                              3
         Statements of Operations                                    4
         Statements of Cash Flows                                    5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS                                            8

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                          14
ITEM 2.  CHANGES IN SECURITIES                                      14
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        14
ITEM 5.  OTHER INFORMATION                                          14
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           14


SIGNATURES                                                          16
EXHIBIT INDEX                                                       17

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MAXUS REALTY TRUST, INC.
                                 BALANCE SHEETS


                                                         September 30, 2001   December 31, 2000
                                                              (Unaudited)
ASSETS:
Investment property
   Land ..................................................   $  2,794,000       2,322,000
   Buildings and improvements ............................     33,354,000      16,460,000
                                                               ----------      ----------
                                                               36,148,000      18,782,000

   Less accumulated depreciation .........................     (6,805,000)     (6,324,000)
                                                               ----------      ----------
                                                               29,343,000      12,458,000

   Investment property held for sale .....................             --       3,242,000
                                                               ----------      ----------
           Total investment property .....................     29,343,000      15,700,000

Cash and cash equivalents ................................        616,000         817,000
Accounts receivable ......................................        411,000         367,000
Prepaid expenses and other assets ........................        212,000          88,000
Deferred expenses, less accumulated amortization .........        512,000         470,000
                                                               ----------      ----------
           Total assets ..................................   $ 31,094,000      17,442,000
                                                               ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Mortgage notes payable ................................   $ 19,495,000       6,698,000
   Accounts payable and accrued expenses .................        292,000         387,000
   Real estate taxes payable .............................        295,000         212,000
   Refundable tenant deposits ............................        170,000          96,000
                                                               ----------       ---------
           Total liabilities .............................     20,252,000       7,393,000

Shareholders' equity:
   Common stock, $1 par value: authorized 5,000,000 shares
      1,039,624 shares issued and outstanding ............      1,040,000       1,040,000
   Additional paid-in-capital ............................     15,463,000      15,463,000
   Distributions in excess of accumulated earnings .......     (5,661,000)     (6,454,000)
                                                               ----------      ----------
           Total shareholders' equity ....................     10,842,000      10,049,000
                                                               ----------      ----------
                                                             $ 31,094,000      17,442,000
                                                               ==========      ==========
See accompanying notes to financial statements


                            MAXUS REALTY TRUST, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended           Nine Months Ended
                                                     Sept. 30,   Sept. 30,        Sept. 30    Sept. 30,
                                                       2001        2000             2001         2000

Revenues:
   Rental .....................................   $  877,000      743,000        2,505,000    2,071,000
   Other ......................................       98,000      106,000          218,000      231,000
                                                   ---------    ---------        ---------    ---------
           Total revenues .....................      975,000      849,000        2,723,000    2,302,000
                                                   ---------    ---------        ---------    ---------
Expenses:
   Depreciation and amortization ..............      213,000      153,000          609,000      457,000
   Repairs and maintenance, including common
      area maintenance ........................      131,000       96,000          418,000      256,000
   Real estate taxes ..........................      100,000      112,000          331,000      356,000
   Interest ...................................      124,000      120,000          397,000      311,000
   Professional fees ..........................       48,000       25,000          136,000      227,000
   General and administrative .................       43,000       84,000          138,000      129,000
   Utilities ..................................      100,000       84,000          293,000      222,000
   Property management fees - related parties .       33,000       27,000           95,000       76,000
   Other operating expenses ...................       18,000       14,000           70,000       61,000
                                                   ---------    ---------        ---------    ---------
           Total expenses .....................      810,000      715,000        2,487,000    2,095,000
                                                   ---------    ---------        ---------    ---------
           Net income before gain on sale .....   $  165,000      134,000          236,000      207,000
   Gain on sale of Franklin Park ..............           --           --        1,138,000           --
                                                   ---------    ---------        ---------    ---------
           Net income .........................   $  165,000      134,000        1,374,000      207,000
                                                   =========    =========        =========    =========
Per share data (basic and diluted):
   Net income before gain on sale .............   $      .16          .13              .23          .22
   Gain on sale of Franklin Park ..............           --           --             1.09           --
                                                   ---------    ---------        ---------    ---------
           Total ..............................          .16          .13             1.32          .22
                                                   ---------    ---------        ---------    ---------
    Dividends .................................   $      .20          .16              .56          .32
                                                   ---------    ---------        ---------    ---------
   Weighted average shares outstanding ........    1,039,624    1,039,624        1,039,624      956,281
                                                   =========    =========        =========    =========

See accompanying notes to financial statements.



                            MAXUS REALTY TRUST, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                       Sept. 30,       Sept. 30,
                                                                          2001           2000
Cash flows from operating activities:
   Net income .....................................................  $ 1,374,000        207,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Gain on sale of Franklin Park ..............................   (1,138,000)          --
       Depreciation and amortization ..............................      609,000        457,000
       Changes in accounts affecting operations:
           Accounts receivable ....................................      (44,000)       (76,000)
           Prepaid expenses, other assets and deferred expenses ...       13,000       (276,000)
           Accounts payable and other liabilities .................     (443,000)       (82,000)
           Refundable tenant deposits .............................        2,000           --
                                                                       ---------      ---------
                Net cash provided by operating activities .........      373,000        230,000
                                                                       ---------      ---------
Cash flows from investing activities:
       Capital expenditures .......................................     (726,000)      (112,000)
       Proceeds from sale of Franklin Park, net ...................    4,346,000           --
       Acquisitions, net of escrows received
         Forest Park Apartments ...................................         --       (2,677,000)
         King's Court Apartments ..................................   (1,255,000)          --
         Chalet I & II Apartments .................................   (1,984,000)          --
         The Landings .............................................   (1,464,000)          --
                                                                       ---------      ---------
                Net cash used in investing activities .............   (1,083,000)    (2,789,000)
                                                                       ---------      ---------
Cash flows from financing activities:
       Proceeds from mortgage notes payable .......................         --        6,286,000
       Principal payments on mortgage notes payable ...............      (35,000)    (4,538,000)
       Proceeds from line of credit ...............................    1,126,000        249,000
       Issuance of common stock ...................................         --        1,384,000
       Dividends paid .............................................     (582,000)      (333,000)
                                                                       ---------      ---------
                Net cash provided by financing activities .........      509,000      3,048,000
                                                                       ---------      ---------
                Net increase (decrease) in cash and cash equivalents    (201,000)       489,000

Cash and cash equivalents, beginning of period ....................      817,000        208,000
                                                                       ---------      ---------
Cash and cash equivalents, end of period ..........................  $   616,000        697,000
                                                                       =========      =========
Supplemental disclosure of cash flow information - cash paid
   during the nine months ended September 30, 2001 for interest ...  $   403,000        311,000
                                                                       =========      =========

See accompanying notes to financial statements.

                            MAXUS REALTY TRUST, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. ("MRTI," the "Trust," or "Registrant") for the year ended December 31, 2000, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Trust's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented have been made. The results for the three-month and nine month periods ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

(2) Segment Reporting

SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in financial statements, as well as related disclosures about products and services, geographic areas, and major customers.

     The Trust has two reportable operating segments - apartments and commercial buildings. The Trust's management evaluates the performance of each segment based on profit or loss from operations before allocation of the general and administrative expenses, unusual and extraordinary items, and interest. The accounting policies of the segments are the same as those of the Trust.

Following is information for each segment for the three months ended September 30, 2001 and 2000:


                                     APARTMENTS   COMMERCIAL     OTHER        TOTAL

                                                    September 30, 2001
Revenues ........................... $ 277,000    $ 665,000   $  33,000    $ 975,000
Interest expense ...................    29,000       95,000        --        124,000
Depreciation and Amortization ......    60,000      149,000       4,000      213,000
Segment income (loss) ..............    56,000      117,000      (8,000)     165,000


                                                    September 30,2000
Revenues ........................... $  73,000    $ 772,000   $   4,000    $ 849,000
Interest expense ...................    21,000       99,000        --        120,000
Depreciation and Amortization ......    13,000      136,000       4,000      153,000
Segment income (loss) ..............    (3,000)     157,000     (20,000)     134,000



Following is information for each segment for the nine months ended September 30, 2001 and 2000:

                                              APARTMENTS   COMMERCIAL          OTHER     TOTAL

                                                              September 30, 2001
Revenues ..............................  $ 581,000     $ 2,091,000    $    51,000    $  2,723,000
Interest expense ......................    102,000         295,000           --           397,000
Depreciation and Amortization .........    128,000         469,000         12,000         609,000
Segment income (loss)
    before gain on sale ...............    (23,000)        342,000        (83,000)        236,000
Identifiable segment assets ........... 20,378,000      10,581,000        135,000      31,094,000

                                                               September 30, 2000
Revenues ..............................  $  73,000    $  2,220,000   $      9,000    $  2,302,000
Interest expense ......................     21,000         290,000           --           311,000
Depreciation and Amortization .........     13,000         432,000         12,000         457,000
Segment income (loss) .................     (3,000)        458,000       (248,000)        207,000
Identifiable segment assets ...........  3,006,000      14,305,000        170,000      17,481,000


(3) Property Acquisitions and Dispositions

The Trust acquired three apartment complexes during the third quarter 2001 and disposed of Franklin Park Distribution Center ("Franklin Park") in May 2001.







              (The remainder of this page left blank intentionally)

Pro Forma Results

     The table below presents the pro-forma results of operations with Forest Park Apartments (formerly North Winn Apartments), King's Court Apartments, Chalet Apartments (Phase I and Phase II), and The Landings Apartments, and without Franklin Park for the three and nine months ended September 30, 2001 and 2000. Forest Park Apartments was purchased in August, 2000. King's Court Apartments was purchased in August 2001. Chalet Apartments and The Landings Apartments were purchased in September 2001. Franklin Park was sold in May, 2001. These pro forma operating results are not necessarily indicative of what the actual results would have been had Forest Park Apartments, King's Court Apartments, Chalet Apartments, and The Landings Apartments been purchased and Franklin Park been sold at the beginning of the earliest period presented.

                                               Three Months Ended       Nine Months Ended
                                              Sept. 30,  Sept. 30,    Sept. 30,    Sept 30,
                                                 2001         2000         2001         2000

Revenues ...............................   $1,665,000    1,576,000    4,731,000    4,552,000
Depreciation and amortization ..........      372,000      336,000    1,073,000    1,001,000
Repairs and maintenance, including
   common area maintenance .............      192,000      197,000      614,000      582,000
Interest ...............................      308,000      334,000      984,000      959,000
General and administrative .............      149,000      198,000      439,000      473,000
Real estates taxes .....................      143,000      130,000      409,000      391,000
Other ..................................      351,000      305,000      988,000    1,048,000
                                            ---------    ---------    ---------    ---------
    Total expenses .....................    1,515,000    1,500,000    4,507,000    4,454,000
                                            ---------    ---------    ---------    ---------
Net income before gain on sale .........   $  150,000       76,000      224,000       98,000
                                            =========    =========    =========    =========
Net income per share before gain on sale   $      .14          .07          .22          .10
                                            =========    =========    =========    =========


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

DESCRIPTION OF BUSINESS

The Trust invests in income-producing real properties, primarily apartments and commercial buildings. The Trust's portfolio is comprised of Atrium at Alpha Business Center, a multi-tenant office building located in Bloomington, Minnesota ("Atrium at Alpha"); Applied Communications, Inc. Office Building, a single-tenant office building located in Omaha, Nebraska ("ACI Building"); Forest Park Apartments (formerly North Winn Apartments), an apartment complex located in Kansas City, Missouri ("Forest Park"); King's Court Apartments, an apartment complex located in Olathe, Kansas ("King's Court"); Chalet Apartments
- Phase I and II, an apartment complex located in Topeka, Kansas ("Chalet"); and The Landings Apartments, an apartment complex located in Little Rock, Arkansas ("The Landings"). These properties generated 41%, 36%, 19%, 3%, 1%, and 0% of total rental revenues, respectively, for the quarter ended September 30, 2001. Forest Park, The Landings and Chalet are owned by the Registrant's wholly- owned limited liability companies: North Winn Acquisition, L.L.C., Landings Acquisition, L.L.C., Chalet I Acquisition, L.L.C. and Chalet II Acquisition, L.L.C.

In 2001, the Registrant sold Franklin Park for $4,550,000. The sale closed on May 2, 2001 and resulted in a net book gain of approximately $1,138,000 and provided approximately $4,346,000 in net sale proceeds.

King's Court is an 82 unit apartment complex located in Olathe, Kansas. King's Court was purchased for $3,536,000 on August 17, 2001, from an unrelated third party, King's Court Investors Limited Partnership. The purchase price included the assumption of the obligation to repay certain multifamily housing revenue refunding bonds issued by the City of Olathe, Kansas in an aggregate amount of $2,209,000, which are due and payable on November 1, 2026.

Chalet is a 234-unit apartment complex located in Topeka, Kansas. Chalet was purchased for $7,750,000 on September 27, 2001 from unrelated third parties, Garden Chalet I L.P., a Delaware limited partnership and Chalet II Associates, a Kansas general partnership. The purchase price included the assumption of the existing loans and related mortgages and security instruments in favor of Eichler, Fayne & Associates whose interest has been assigned to Fannie Mae, one of which has a current outstanding balance of approximately $4,108,000, is due and payable on October 1, 2008, and bears interest at a rate of 6.59% and the second of which has a current outstanding balance of approximately $1,550,000, is due and payable on October 1, 2008, and bears interest at a rate of 6.535%.

The Landings is a 154-unit apartment complex in Little Rock, Arkansas. The Landings was purchased for $5,400,000 on September 28, 2001, from an unrelated third party, Waterton Rock, Limited, an Arkansas limited partnership. The purchase price included the assumption of the existing loan and related mortgage and security instruments in favor of Berkshire Mortgage Finance Limited Partnership with a current outstanding balance of approximately $3,839,000, which is due and payable on September 1, 2007, bears interest at a rate of 7.66% and is secured by a mortgage.

Maxus Properties, Inc., an affiliate of the Registrant, provides property management services for each of the Trust's real properties.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents on hand as of September 30, 2001, was $616,000, a decrease of $201,000 from December 31, 2000. Operating activities provided $373,000 for the nine months ended September 30, 2001, an increase of $143,000 over the same period in 2000. Investing activities used $1,083,000, primarily due to the acquisition of King's Court, The Landings and Chalet. This decrease was partially offset by the proceeds from the sale of Franklin Park. Financing activities provided $509,000, primarily due to the proceeds from an increase in borrowings under the line of credit of $1,126,000. This increase was partially offset by dividends paid March 21, 2001, June 21, 2001 and September 21, 2001 in the aggregate amount of $582,000 and principal payments on mortgage notes payable. Management believes the Trust's current cash position and the properties' ability to provide operating cash flow should enable the Trust to fund anticipated capital expenditures and service debt in 2001. Expenditures for leasing capital are dependent on the timing and actual dollars negotiated for leases.

On September 28, 2001, the Trust modified the line of credit to increase it to $1,550,000. On the same day, the Trust drew an additional $1,400,000 (for a total of $1,550,000) on the line of credit. The draws on the line of credit were used to pay closing costs on the new acquisitions.

The anticipated capital expenditures by property for 2001 are as follows:

                                                      TOTAL
Atrium at Alpha.................................... $240,000
Applied Communications Inc. Bldg...................  550,000
Forest Park........................................  350,000
King's Court.......................................   35,000
Chalet      .......................................     --
The Landings.......................................   55,000
                                                    --------
                                                  $1,230,000

The anticipated capital expenditures at the Atrium at Alpha Business Center include tenant alterations and lease commissions for new and renewal tenants as well as capital funds for window replacements. At the Applied Communications, Inc. Building, $350,000 had been placed in escrow as of December 31, 2000 for tenant improvements. $350,000 has been paid out as of September 30, 2001. In addition, the Partnership anticipates replacing the roof this year at an anticipated cost of $200,000. At the Forest Park Apartments, King's Court Apartments and The Landings Apartments, anticipated capital expenditures include various renovation projects to improve the physical condition of the properties. A portion of these funds are held in escrow in conjunction wth acquisition financing of the properties. No major capital expenditures are currently planned for Chalet in 2001.

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the three and nine months ended September 30, 2001 and 2000 are detailed below.

Comparison of Consolidated Results

For the three months ended September 30, 2001, the Trust's consolidated revenues were $975,000. Revenues increased $126,000 (14.8%) compared to the same period in 2000. The Trust's consolidated revenues for the nine month period ended September 30, 2001 were $2,723,000, an increase of $421,000 (18.3%) compared to the same period in 2000. These increases are primarily a result of the acquisitions of Forest Park in the third quarter of 2000 and King's Court in the third quarter of 2001, offset by the sale of Franklin Park in second quarter of 2001.

For the three months ended September 30, 2001, the Trust's consolidated expenses were $810,000. Expenses increased $95,000 (13.3%) compared to the same period in 2000. The increase in consolidated expenses is due primarily to an increase in depreciation and amortization of $60,000, repairs and maintenance expense of $35,000, and professional fees of $23,000. The increases were partially offset by a decrease in general and administrative expenses of $41,000. The increases were primarily due to the acquisitions of Forest Park and King's Court. For the nine months ended September 30, 2001, the Trust's consolidated expenses were $2,487,000, an increase of $392,000 (18.7%) compared to the same period in 2000. The increase in expenses is due primarily to an increase in depreciation and amortization of $152,000, repairs and maintenance of $162,000, interest expenses of $86,000, and utilities of $71,000, offset by a decrease in professional fees of $91,000. These increases were primarily due to the acquisitions of Forest Park and King's Court.

The net income for the quarter ended September 30, 2001 was $165,000 or $.16 per share. The net income for the quarter ended September 30, 2000 was $134,000 or $.13 per share.

Cash flow provided by operating activities was $373,000 for the period ended September 30, 2001 compared to the same period in 2000, in which cash provided by operating activities was $230,000. Cash flow used in investing activities was $1,083,000 for the period ended September 30, 2001 compared to $2,789,000 in 2000. The decrease in cash flow used in investing activities was due primarily to the proceeds from the sale of Franklin Park, offset by the acquisitions of the following apartments, King's Court, Chalet and The Landings. Cash flow provided by financing activities was $509,000 for the period ended September 30, 2001 compared to the same period in 2000, in which cash provided by financing activities was $3,048,000. The primary cause of the decrease in cash flow provided by financing activities was the $1,384,000 provided by the issuance of common stock, combined with the $1,986,000 mortgage payable on Forest Park in 2000, compared to $1,126,000 in proceeds from a line of credit offset by dividends paid of $582,000 in 2001.

Occupancy

The occupancy levels at September 30 were as follows:

                              OCCUPANCY LEVELS
                              AT SEPTEMBER 30,

                                2001    2000

Atrium at Alpha .............    77%    88%
Franklin Park ...............   N/A     57%
ACI Building ................   100%   100%
Forest Park .................    96%    87%
King's Court ................    90%   N/A
Chalet ......................    91%   N/A
The Landings ................    94%   N/A

During the quarter ended September 30, 2001, the occupancy level at Atrium at Alpha decreased from 86% at June 30, 2001 to 77% at September 30, 2001. One new tenant which occupied 1,814 square feet signed a lease in September of 2001. Three tenants vacated which occupied 9,553 square feet. The property has one major tenant occupying 16% of the building. The lease for this tenant expires in December 2003.

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

The Trust computes Funds from Operations in accordance with the guidelines established by the white paper which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds from Operations do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, distributions or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Trust's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Trust's liquidity, nor is it indicative of funds available to fund the Trust's cash needs including its ability to make distributions. The Trust believes Funds from Operations is helpful to investors as a measure of the performance of the Trust because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Trust to incur and service debt and make capital expenditures. Certain revenues and administrative expenses, including professional fees, of the Trust are excluded.

                                                   Three Months Ended          Nine Months Ended
                                                 Sept. 30,    Sept. 30,      Sept. 30,   Sept. 30,
                                                    2001        2000           2001        2000

Revenue .................................       $ 942,000     845,000       2,672,000   2,293,000
Expenses ................................         769,000     691,000       2,353,000   1,838,000
                                                  -------     -------       ---------   ---------
Net Income ..............................         173,000     154,000         319,000     455,000
Depreciation and Amortization ...........         209,000     149,000         597,000     445,000
                                                  -------     -------       ---------   ---------
Funds from Operations ...................       $ 382,000     303,000         916,000     900,000
                                                  =======     =======       =========   =========

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

MARKET RISK

The Trust has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at September 30, 2001.

The Trust does not believe that it has any material exposure to interest rate risk. The debt on the ACI building ia a fixed rated of 8.63% and matures in 2010; King's Court is at a fixed rate of 5.69% and matures in 2026; the Landings is at a fixed rate of 7.66% and matures in 2007; and Chalet I and Chalet II are at fixed rates of 6.590% and 6.535% respectively and mature in 2008. The debt on Forest Park matures in 2007 and the line of credit matures in 2001. The debt on Forest Park and the line of credit are each variable. The current interest rates on Forest Pan the line of credit are 4.91% and 6.0%, respectively. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $35,000.

INFLATION

The effects of inflation did not have a material impact upon the Trust's operations in the periods ended September 30, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." Among other things, SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." For long-lived assets to be held and used, SFAS 144 retained the requirements of SFAS 121 to recognize impairment losses only if the carrying amount of the asset is not recoverable from its undiscounted cash flows. SFAS 144 is effective for fiscal years beginning after December 14, 2001, and will be adopted by the Trust in the first quarter of 2002. Although management is currently evaluating the impact of SFAS 144, it is not expected to significantly impact the Trust's financial position or results of operations.





              (The remainder of this page left blank intentionally)

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           None

ITEM 2.    CHANGES IN SECURITIES
           On September 11, 2001, the Board of Trustees approved the sale of 180,376 shares of its common stock, par value $1.00 per share, at a price of $10.00 per share, solely to accredited investors (as such term is defined in Rule 501 of Regulation D) pursuant to a private placement in accordance with Rule 506 of Regulation D. Each investor will be required to execute a subscription agreement pursuant to which each investor will represent and warrant that such investor meets the requirements of an accredited investor. The shares to be sold pursuant to the private placement will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

           The Trust is currently in the process of raising funds in connection with the private placement; however, at this time, the Trust has not closed the private placement and has not issued any shares of the Trust's common stock to subscribers. The Trust has entered into binding agreements to issue approximately 82,000 shares of the Trust's common stock upon closing of the private placement.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

ITEM 5.    OTHER INFORMATION
           On September 11, 2001, the Board of Trustees of the Trust declared a cash dividend of $0.20 per share payable to the holders of record on November 30, 2001 of the Trust's $1.00 par value, common stock. The Board anticipates that the dividend will be paid on December 21, 2001. The Trust's Board of Trustees has reinstated the quarterly cash dividend and anticipates declaring a $.20 per share cash dividend each quarter.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

           See Exhibits Index on Page 17

           (b) Reports on Form 8-K

           The following reports on Form 8-K were filed by the Trust since August 15, 2001.

           On August 21, 2001, the Trust filed a report on Form 8-K (File No. 00-13754) which reported the Trust's purchase on August 17, 2001, of King's Court Apartments, an 82 unit apartment complex located in Olathe, Kansas, for the purchase price of $3,535,000. (Item 2)

           On September 6, 2001, the Trust filed a report on Form 8-K/A (File No. 00-13754) amending the Form 8-K filed on August 21, 2001 (the "August 21 8-K"), which reported that it was impractical to provide the required audited financial statements relative to the acquired real estate at that time and that such audited financial statements would be filed by amendment at a later date. (Item 7)

           On September 14, 2001, the Trust filed a report on Form 8-K (File No. 000-13754) which reported the Trust's intent to purchase Landings at Rock Creek, a 154-unit apartment complex in Little Rock, Arkansas for $5,400,000; Barrington Hills Apartments, a 232-unit apartment complex in Little Rock, Arkansas for $7,050,000; and Chalet Apartments, a 234 -unit apartment complex located in Topeka, Kansas, for $7,750,000.The Form 8-K also reported the Board of Trustee's authorization to sell shares of the Trust's common stock pursuant to a private placement and the declaration of a $0.20 per share cash dividend. (Item 5)


            On October 12, 2001, the Trust filed a report on Form 8-K (File No. 000-13754) which reported the purchase on September 27, 2001, of Chalet Apartments by Chalet I Acquisition, L.L.C., and Chalet II Acquisition, L.L.C., two newly formed, wholly-owned subsidiaries of the Registrant;and the purchase of Landings at Rock Creek Apartments on September 28, 2001, by Landings Acquisition, L.L.C., a newly formed, wholly-owned subsidiary of the Registrant. (Item 2)

            On October 31,2001, the Trust filed a report on Form 8-K/A (File No. 000-13754) which reported the Trust's audited financial statements relative to the purchase on August 17, 2001, of King's Court Apartments, an 82 unit apartment complex located in Olathe, Kansas, for the purchase price of $3,536,000. (Item 7)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
                                              MAXUS REALTY TRUST, INC.

Date: November 13, 2001             By:  /s/ Daniel W. Pishny
                                         Daniel W. Pishny
                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 13, 2001, by the following persons on behalf of the Trust and in the capacities indicated.

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

4.1 Deed of Trust, Security Agreement and Assignment of Rents dated July 25, 2000 by and between ACI financing L.L.C., Rullell J. Kreikmeier, as Trustee, and Principal Commercial Funding, L.L.C. (which was assigned to and assumed by North Winn Acquisition, L.L.C. on August 10, 2000) is incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No.000-13754).

4.2 Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 10, 2000 by and between North Winn Acquisition, L.L.C., Assured Quality Title Company, as Trustee, and Prudential Multifamily Mortgage, Inc. , is incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, as filed pursuant to Rule 13a- 13 under the Securities Exchange Act of 1934 (File No. 000-13754).

4.3 Multifamily Mortgage Assignment of Rents and Security Agreement dated September 11, 2001 by and between Garden Chalet I L.P. and Eichler and Fayne & Associates is incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

4.4 Multifamily Mortgage Assignment of Rents and Security Agreement dated September 11, 2001 by and between Chalet II Associates and Eichler and Fayne & Associates is incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

4.5 Amendment to Multifamily Mortgage, Assignment of Rents and Security Agreement dated September 27, 2001 by and between Chalet I Acquisition, L.L.C. and Fannie Mae is incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

4.6 Amendment to Multifamily Mortgage, Assignment of Rents and Security Agreement dated September 27, 2001 by and between Chalet II Acquisition, L.L.C. and Fannie Mae is incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

4.7 Multifamily Mortgage, Assignment of Rents and Security Agreement dated August 15, 1997 by and between Waterton Rock, Limited and Berkshire Mortgage Finance Limited Partnership is incorporated by reference to
      Exhibit 10.18 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

4.8 Leasehold Mortgage and Security Agreement by and between Security Bank, and King's Court Investors Limited Partnership dated December 1, 1998 is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 21, 2001 (File No. 000-13754).

10.1 Management Agreement between Maxus Properties, Inc. and North Winn Acquisition, L.L.C. dated August 16, 2000 is incorporated by reference to
      Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.2 Agreement for Purchase and Sale dated June 25, 2001 by and among Garden Chalet I L.P., Chalet II Associates and KelCor, Inc is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.3 First Amendment to Agreement for Purchase and Sale dated July 27, 2001 by and among Garden Chalet I L.P., Chalet II Associates and KelCor, Inc. is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.4 Second Amendment to Agreement for Purchase and Sale dated August 10, 2001 by and among Garden Chalet I L.P., Chalet II Associates and KelCor, Inc.is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.5 Third Amendment to Agreement for Purchase and Sale dated August 30,2001 by and among Garden Chalet I L.P., Chalet II Associates and KelCor, Inc. is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.6 Fourth Amendment to Agreement for Purchase and Sale dated September 10, 2001 by and among Garden Chalet I L.P., Chalet II Associates and KelCor, Inc, as assignor of its right to purchase Chalet I and Chalet II to Chalet I Acquisition, L.L.C. and Chalet II Acquisition, L.L.C., respectively, is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.7 Assumption and Release Agreement dated September 27, 2001 by and among Garden Chalet I L.P., American Realty Trust, Inc., Chalet I Acquisition, L.L.C., Maxus Realty Trust, Inc. and Fannie Mae is incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.8 Assumption and Release Agreement for Chalet II dated September 27, 2001 by and among Chalet II Associates, National Operating, L.P., Chalet II Acquisition, L.L.C., Maxus Realty Trust, Inc. and Fannie Mae is incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.9 Management Agreement for Chalet I and II dated August 13, 2001 by and between Chalet I Acquisition, L.L.C., Chalet II Acquisition, L.L.C. and Maxus Properties, Inc., is incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.10 Purchase Agreement dated July 10, 2001 by and between Waterton Rock, Limited and KelCor, Inc. is incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.11 First Amendment to Purchase Agreement dated August 9, 2001 by and between Waterton Rock, Limited and KelCor, Inc. is incorporated by reference to
      Exhibit 10.14 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.12 Second Amendment to Purchase Agreement dated August 28, 2001 by and between Waterton Rock Limited and KelCor, Inc.is incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.13 Assignment of Purchase Agreement dated September 21, 2001 by and between KelCor, Inc.and Landings Acquisition, L.L.C. is incorporated by reference to Exhibit 10.16 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.14 Assumption and Release Agreement dated September 28, 2001 by and between Waterton Rock, Limited, David R. Schwartz, Peter M. Vilim, Landings Acquisition, L.L.C., Maxus Realty Trust, Inc. and Fannie Mae is
      incorporated by reference to Exhibit 10.17 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.15 Management Agreement for Landings dated September 28, 2001 by and between Landings Acquisition, L.L.C. and Maxus Properties, Inc. is incorporated by reference to Exhibit 10.19 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.16 Assumption Agreement dated August 17, 2001 by and among First UNUM Life Insurance Company, successor in interest to NY Holdings 1994-1, King's Court Investors Limited Partnership, Maxus Realty Trust, Inc., David L. Johnson, and Security Bank of Kansas City, as trustee, is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 21, 2001 (File No. 000-13754).

10.17 Lease Agreement between the City of Olathe, Kansas and King's Court Investors Limited Partnership dated as of November 1, 1998 is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed August 21, 2001 (File No. 000-13754).

10.18 Management Agreement for King's Court dated August 17, 2001 by and between Maxus Realty Trust, Inc., and Maxus Properties, Inc.