Form 10KSB
period 2001-12-31
MAXUS REALTY TRUST INC
filed 2002-03-15
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to  __________________

                        Commission file number 000-13754
                            MAXUS REALTY TRUST, INC.
                 (Name of Small Business Issuer in Its Charter)

       Missouri                                            43-1339136
--------------------------                              ----------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

104 Armour Road, North Kansas City, Missouri                 64116
--------------------------------------------               ---------
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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year are $4,422,000.

As of February 1, 2002, there were 1,220,000 shares of the Registrant's common stock, par value $1 per share, issued and outstanding.

Documents incorporated by reference:

(1) Portions of the Registrant's 2001 Annual Report to Shareholders are incorporated by reference in Parts I & II of this Annual Report on Form 10-KSB.

(2) Portions of the Registrant's 2001 Proxy Statement for the Annual Meeting to be held on May 14, 2002, are incorporated into Part III, as described herein. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB.

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

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Maxus Realty Trust, Inc. (f.k.a. Nooney Realty Trust, Inc.) (the "Registrant" or "Trust") is a corporation formed under The General and Business Corporation Law of Missouri on June 14, 1984, to make equity investments in income-producing real properties, primarily commercial and light industrial properties. The Registrant originally acquired three real property investments as set forth in
Item 2 below. In August of 2000, the Trust acquired the Forest Park Apartments (f.k.a. North Winn Apartments). In 2001, the Trust acquired the following properties: in August, King's Court Apartments; in September, Chalet I and Chalet II Apartments and The Landings at Rock Creek Apartments; and in November, Barrington Hills Apartments. Each of these acquisitions, other than King's Court Apartments, was acquired through wholly owned subsidiaries of the Trust. In May 2001, Franklin Park Distribution Center was sold. (All purchases and sales in 2001 are described in Item 2 - Description of Properties). Information respecting revenues, net income, capital expenditures and depreciation and amortization for each segment is set forth in Note 8 to the Trust's Notes to Financial Statements and incorporated by reference from the Registrant's 2001 Annual Report to Shareholders.

The Registrant's primary investment objectives are to preserve and protect Shareholders' capital, provide the maximum possible cash distributions to Shareholders and provide for capital growth through appreciation in property values and property acquisitions. Since 1985 the Registrant has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code. It was management's original objective to sell or refinance the Registrant's properties approximately eight to twelve years after their acquisition. However, because of the depression of real estate values experienced nationwide from 1988 to 1993, this time frame was extended in order to achieve the goal of capital appreciation.

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

Management believes that the real estate market will continue to improve and this trend should increase the value of the Trust's properties in the future. The status of the Trust's individual properties and opportunities to increase their value is carefully reviewed by management and the Board of Trustees on a quarterly basis along with any proposals or opportunities that are presented to expand or merge the Trust.

The business in which the Registrant is engaged is highly competitive. The Registrant's investment properties are located in or near major urban areas and are subject to competition from other similar types of properties in such areas. The Registrant competes for tenants for its properties with numerous other real estate investment trusts, as well as with individuals, corporations, real estate limited partnerships and other entities engaged in real estate investment activities. Such competition is based on such factors as location, rent schedules and services and amenities provided. A substantial portion of the Trust's revenues are derived from a single tenant. (See Note 4 to the accompanying financial statements.)

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

Effective November 10, 1999, the Registrant engaged Maxus Properties, Inc., a Missouri corporation ("Maxus"), to provide property management services for the Registrant. David L. Johnson, Chairman, Chief Executive Officer and a Trustee of the Registrant, is the Chairman and the majority shareholder of Maxus. Danley K. Sheldon, President and a Trustee of the Registrant, is Chief Executive Officer of Maxus. John W. Alvey, Vice President, Chief Financial and Accounting Officer and a Trustee of the Registrant, is Executive Vice President and Chief Financial Officer of Maxus.

On May 8, 2001, the  Registrant's  shareholders  adopted an amendment to Section
8.8 of Article VIII of the Bylaws to amend the Registrant's "9.8% stock ownership limitation" (i) to allow David L. Johnson, the Registrant's Chairman of the Board and Chief Executive Officer, to own up to 19.6% of the outstanding shares of the Registrant's common stock and (ii) to decrease the percentage of the outstanding shares of the common stock that others may own from 9.8% to 7.6%.

Maxus employs more than 350 people to manage 61 commercial properties, including over 10,500 apartment units and 450,000 square feet of retail and office space.

As of December 31, 2001, the Registrant has no employees.

ITEM 1A: EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Registrant as of March 1, 2002.


                                                                 Has served in
Name                            Position         Age             position since
-------------------------------------------------------------------------------
David L. Johnson *      Chairman and Trustee     45            November 10, 1999

Danley K. Sheldon**     President and Trustee    43             January 25, 2002

John W. Alvey ***       Vice Pres. and Trustee   43            November 10, 1999

*    First served as Trustee November 27, 1999.

**   On January 25, 2002, the Board of Trustees of the Trust (i) accepted Daniel
     W. Pishny's resignation as a Trustee and President and (ii) appointed Danley K. Sheldon to fill the vacancy on the Board of Trustees and as the Trust's new President.

*** First served as a Trustee September 19, 2000. Not a current nominee for Trustee.

DAVID L. JOHNSON
Mr. Johnson, age 45, is Chairman and majority shareholder of Maxus, whose offices are located at 104 Armour Road, North Kansas City, Missouri 64116. He has served in this capacity since its inception in 1988. Mr. Johnson is also on the Board of Directors of Maxus Capital Corp., the managing general partner of Maxus Real Property Investors-Four, L.P., a Missouri limited partnership that is a public reporting company. Mr. Johnson is also Vice President of KelCor, Inc. ("KelCor"), a Missouri corporation that specializes in the acquisition of commercial real estate.

DANLEY K. SHELDON
Mr. Sheldon, age 43, is Chief Executive Officer of Maxus. (1) Mr. Sheldon is on the Board of Directors of Entertainment Properties Trust, a NYSE listed real estate investment trust and Blue Cross and Blue Shield of Kansas City, among others. Beginning in 1986 Mr. Sheldon served in various progressive leadership positions at Ferrellgas, Inc., most recently as the President and Chief Executive Officer. He held this position until 2000.

JOHN W. ALVEY
Mr. Alvey, age 43, is Executive Vice President and Chief Financial Officer of Maxus and President of KelCor. He has served in these capacities since 1988. Mr. Alvey is also on the Board of Directors of Maxus Capital Corp., the managing general partner of Maxus Real Property Investors-Four, L.P., a Missouri limited partnership that is a public reporting company.

(1) Daniel W. Pishny resigned as President and Trustee effective January 18, 2002. Mr. Sheldon was appointed to replace Mr. Pishny by the Board of Trustees on January 25, 2002. Mr. Pishny, age 39, was Vice Chairman of Maxus. He had served in this capacity from 2001 until his recent resignation. Prior to that date, Mr. Pishny was President and Chief Operating Officer of Maxus. He served in that capacity since 1995.

ITEM 2: DESCRIPTION OF PROPERTIES

On March 28, 1985, the Registrant purchased The Atrium at Alpha Business Center ("The Atrium"), a multi-tenant office building located in Bloomington, Minnesota, a suburb of Minneapolis. The Atrium contains approximately 89,000 net rentable square feet and is located, along with a parking lot that will accommodate 336 cars, on a 4.2 acre site. The purchase price of The Atrium was $8,393,716. The Atrium was 74% leased by 27 tenants at Dec. 31, 2001.

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

On January 22, 1986, the Registrant purchased the Applied Communications, Inc. Building (the "ACI Building"), an office building located in Omaha, Nebraska. The ACI Building contains approximately 70,000 net rentable square feet and is located on a 7.59 acre site which provides paved parking for 400 cars. The purchase price of the ACI Building was $6,401,008. The building is 100% leased by a single tenant, Applied Communications, Inc. On December 4, 2001, a small, unimproved portion of the land on which ACI is situated was sold for $29,600 to an unrelated third party. The entire proceeds were applied to the loan on the property.

On December 16, 1986, the Registrant purchased the Franklin Park Distribution Center ("Franklin Park"), a warehouse and distribution facility located in Franklin Park, Illinois, a suburb west of Chicago. Franklin Park contains approximately 162,000 net rentable square feet and is located on a five-acre site which provides parking for 100 cars. The purchase price of Franklin Park was $4,301,494. Franklin Park was sold on May 2, 2001. The gain on sale was approximately $1,138,000.

On July 20, 2000, the Board of Trustees approved the purchase of the Forest Park Apartments (formerly North Winn Apartments) ("Forest Park"). Forest Park is located in Kansas City, Missouri. Forest Park consists of 110 multi-family apartment units. Forest Park was acquired by North Winn Acquisition, L.L.C., in which the Trust is the sole member and manager. The purchase of Forest Park closed on August 15, 2000. The purchase price was $2,725,000. Forest Park was 91% occupied as of December 31, 2001.

Through  August of 2000,  the ACI Building,  the Atrium,  and Franklin Park were subject to deeds of trust and assignments of rents securing a $4.6 million mortgage note. The note bore interest at 8.4% per annum and was payable in monthly installments of principal and interest aggregating $41,000 until November 2001, at which time the balance of the note was to become due. In August of 2000, the Trust's existing debt collateralized by the Atrium, the ACI Building, and Franklin Park of $4,481,000 was refinanced with a note collateralized by the ACI Building of $4,300,000. The interest rate is 8.63% with a term of ten years and amortization of 30 years. Also in August of 2000, $1,986,000 of debt was incurred relative to the acquisition of Forest Park (as described in Note 2 of the attached Financial Statements). The interest rate is 1.32% over the one month LIBOR, with a term of seven years and amortization of 30 years. In addition, in August of 2000, the Trust initiated an unsecured line of credit with Missouri Bank and Trust for $249,000 at a prime floating rate for a term of six months. On September 14, 2000, the Trust modified the line of credit, secured it with the Atrium at Alpha Business Center, increased the line of credit to $1,000,000 and increased the term to one year. Total draws for the period ended December 31, 2000 were $424,000. The balance of $424,000 at December 31, 2000, was paid in May of 2001. On September 27, 2001, the Trust drew $150,000 on the line of credit. On September 28, 2001, the Trust modified the line of credit to increase it to $1,550,000. On the same day, the Trust drew an additional $1,400,000 (for a total of $1,550,000) on the line of credit. The draws on the line of credit were used to pay closing costs on the new acquisitions. On December 6, 2001, the Trust paid $400,000 on the line, leaving an outstanding balance at December 31, 2001 of $1,150,000. The line of credit matures on November 1, 2002. The interest rate on the line of credit was 4.75% on December 31, 2001.

In August of 2001, in connection with the purchase of King's Court Apartments ("King's Court"), the Trust assumed the obligation to repay certain multi-family housing revenue refunding bonds issued in an aggregate amount of $2,209,000, at a fixed rate of 5.69%, which are due and payable on November 1, 2026. King's Court is an 82 unit multi-family apartment complex in Olathe, Kansas.

In September of 2001, in connection with the purchase of Chalet I and Chalet II Apartments ("Chalet"), the Trust assumed existing loans and related mortgages and security instruments in favor of Eichler, Fayne & Associates whose interest has been assigned to Fannie Mae, one of which had a balance of approximately $4,108,000 and bears interest at a rate of 6.59%, and the second which had a balance of approximately $1,550,000 and bears interest at a rate of 6.535%. Both are payable on October 1, 2008. Chalet is a two-phase, 234 unit multi-family apartment complex in Topeka, Kansas.

In September of 2001, in connection with the purchase of The Landings at Rock Creek Apartments ("The Landings"), the Trust assumed an existing loan and related mortgage and security instruments in favor of Berkshire Mortgage Finance Limited Partnership with an outstanding balance of approximately $3,839,000, at a fixed rate of 7.66%, which is due and payable on September 1, 2007. The Landings is a 154 unit multi-family apartment complex in Little Rock, Arkansas.

In November of 2001, in connection with the purchase of Barrington Hills Apartments ("Barrington Hills"), the Trust assumed existing bonds and related mortgage and security instruments in favor of Berkshire Mortgage Finance Limited Partnership with an outstanding balance of approximately $5,919,000, at a fixed rate of 6.035%, which are due and payable on

July 1, 2029. Barrington Hills is a 232 unit, multi-family apartment complex in Little Rock, Arkansas.

Reference is made to Note 2 of Notes to Financial Statements incorporated by reference to the Registrant's 2001 Annual Report to Shareholders for a description of the mortgage indebtedness secured by the Registrant's real property investments. Reference is also made to Note 4 of Notes to Financial Statements for a discussion of revenues derived from major tenants.

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

The following tables set forth certain information as of December 31, 2001, relating to the properties owned by the Registrant.

AVERAGE ANNUALIZED PRINCIPAL TENANTS SQUARE EFFECTIVE OVER 10% OF FEET TOTAL BASE RENT PROPERTY LEASE OR # ANNUALIZED PER SQUARE PERCENT SQUARE PROPERTY UNITS BASE RENT FOOT LEASED FOOTAGE EXP.

                                               AVERAGE
                                               ANNUALIZED                          PRINCIPAL TENANTS
                SQUARE                         EFFECTIVE                           OVER 10% OF
                FEET          TOTAL            BASE RENT                           PROPETY LEASE
                OR #          ANNUALIZED       PER SQUARE           PERCENT        SQUARE
PROPERTY        UNITS         BASE RENT        FOOT                 LEASED         FOOTAGE             EXP.

The Atrium      89,000        $1,540,000           $17.30             74%          Synertech          2003
                                                                                 Health Systems
                                                                                 Solutions, Inc.
                                                                                   (15.7%)

                                                                                     Applied
                                                                                 Communications
ACI               70,000      $1,047,000           $14.96            100%         Inc. (100%)         2008



Forest Park          110       $ 678,000              N/A             91%              N/A             N/A


King's Court          82       $ 236,000       (1)    N/A             96%              N/A             N/A


The Landings         154       $ 274,000       (2)    N/A             92%              N/A             N/A


Chalet               234       $ 402,000       (3)    N/A             97%              N/A             N/A


Barrington Hills     232       $ 165,000       (4)    N/A             88%              N/A             N/A


(1) Represents activity for the period 8/17/01 through 12/31/01.
(2) Represents activity for the period 9/28/01 through 12/31/01.
(3) Represents activity for the period 9/27/01 through 12/31/01.
(4) Represents activity for the period 11/15/01 through 12/31/01.

                                                                                                       LEASE
                                                                                      LEASE         EXPIRATIONS
                                                   LEASE           LEASE            EXPIRATIONS     % OF ANNUAL
                   PRINCIPAL          YEAR       EXPIRATIONS     EXPIRATIONS          ANNUAL        GROSS RENTAL
PROPERTY           BUSINESS          EXPIRING    # EXPIRING      # SQ. FT.            RENTAL         POTENTIAL

The Atrium         Various            2002           6             19,000            $327,000          21.2%
                   Professional       2003           7             24,000            $451,000          29.3%
                   Firms              2004           5             10,000            $188,000          12.2%
                                      2005           2              4,000             $66,000           4.3%
                                      After          2              4,000             $61,000           4.0%

ACI                Software
                   Design             2008           1             70,000          $1,052,000           100%

Forest Park        Residential         *            N/A              N/A                N/A              N/A
                   Apartments

King's Court       Residential         *            N/A              N/A                N/A              N/A
                   Apartments

The Landings       Residential         *            N/A              N/A                N/A              N/A
                   Apartments

Chalet             Residential         *            N/A              N/A                N/A              N/A
                   Apartments

Barrington         Residential         *            N/A              N/A                N/A              N/A
Hills              Apartments


* The majority of the residents execute six to twelve month leases.


                                                 FEDERAL           FEDERAL         FEDERAL          2001 REALTY
PROPERTY                                         TAX BASIS       TAX METHOD       TAX LIFE           TAX PAID
The Atrium       Building                      $  7,603,000         SLMM            30-39            $239,000
                 Personal Property             $    894,000         SLMM            10-12

ACI              Building                      $  5,409,000         SLMM            35-39            $106,000
                 Personal Property             $    500,000         SLMM            10-12

Forest Park      Building                      $  2,259,000         SLMM            27.5              $30,000
                 Land Improvements             $    616,000         SLMM             15
                 Personal Property             $    135,000         SLMM             10

King's Court     Building                      $  3,374,000         SLMM            27.5              $38,000
                 Personal Property             $    111,000         SLMM             10

The Landings     Building                      $  4,930,000         SLMM            27.5           *  $53,000
                 Personal Property             $    269,000         SLMM             10

Chalet           Building                      $  7,130,000         SLMM            27.5             $113,000
                 Personal Property             $    399,000         SLMM             10

Barrington       Building                      $  6,106,000         SLMM            27.5          *   $65,000
Hills            Personal Property             $    709,000         SLMM             10
                                                -----------
                 Total                         $ 40,444,000
                                                 ==========

SLMM - Straight line, mid-month
* Tax bills in arrears - 2000 tax paid in 2001.

Additional information required by Item 102 of Regulation S-B is incorporated by reference from the Registrant's 2001 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 3: LEGAL PROCEEDINGS

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Shareholders during the fourth quarter of 2001.


PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by Item 201 of Regulation S-B is incorporated by reference from the Registrant's 2001 Annual Report to Shareholders under the headings "Market Information" and "Dividends".

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS

The information required by Item 303 of Regulation S-B is incorporated by reference from the Registrant's 2001 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7: FINANCIAL STATEMENTS

The financial statements of the Registrant are incorporated by reference from the Registrant's 2001 Annual Report to Shareholders.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 9: TRUSTEES, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

a.)Trustees- the information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 14, 2002 under the captions "Election of Trustees" and "Other Matters -
   Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

b.)Executive Officers-Information regarding the Executive Officers of the Registrant is as set forth in Item 1A of this report under the caption "Executive Officers of the Registrant."

ITEM 10: EXECUTIVE COMPENSATION

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 14, 2002 under the captions "Election of Trustees-Trustee's Compensation," "Election of Trustees-Executive Compensation," "Election of Trustees-Related Transactions," and "Election of Trustees-Report of the Independent Trustees" is incorporated herein by reference.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 14, 2002 under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held May 14, 2002 under the caption "Election of Trustees-Related Transactions" is incorporated herein by reference.

PART IV

ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

The following financial statements of the Registrant are incorporated by reference to the Registrant's 2001 Annual Report to Shareholders:

Balance Sheets (December 31, 2001 and 2000)S

Statements of Operations  (For the years ended December 31, 2001 and 2000)

Statements of  Shareholders'  Equity (For the years ended  December 31, 2001 and
2000)

Statements of Cash Flows  (For the years ended December 31, 2001 and 2000)

Notes to Financial Statements (December 31, 2001 and 2000)

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Registrant since the end of the third quarter of 2001:

On October 12, 2001, the Trust filed a report on Form 8-K (File No. 000-13754) which reported the purchase on September 27, 2001, of Chalet Apartments by Chalet I Acquisition, L.L.C., and Chalet II Acquisition, L.L.C., two newly formed, wholly-owned subsidiaries of the Registrant; and the purchase of
Landings at Rock Creek Apartments on September 28, 2001, by Landings Acquisition, L.L.C., a newly formed, wholly-owned subsidiary of the Registrant.

On October 31, 2001, the Trust filed a report on Form 8-K/A (File No. 000-13754) which reported the Trust's audited financial statements relative to the purchase on August 17, 2001, of King's Court Apartments, an 82 unit apartment complex located in Olathe, Kansas.

On November 28, 2001, the Trust filed a report on Form 8-K (File No. 000-13754) which reported that on November 15, 2001, Barrington Hills Acquisition, L.L.C., a newly formed, wholly-owned subsidiary of the Registrant, acquired Barrington Hills Apartments, a 232-unit apartment complex located in Little Rock Arkansas.

On December 11, 2001, the Trust filed a report on Form 8-K/A (File No. 000-13754) which reported the Trust's audited financial statements relative to the purchase on September 27, 2001, of Chalet I and II Apartments, a 234 unit apartment complex located at 4140 SW 6th Street, Topeka, Kansas.

On December 11, 2001, the Trust filed a report on Form 8-K/A (File No. 000-13754) which reported the Trust's audited financial statements relative to the purchase on September 28, 2001, of The Landings at Rock Creek, a 154 unit apartment complex located in Little Rock, Arkansas.

On December 11, 2001, the Trust filed a report on Form 8-K (File No. 000-13754) which reported that on November 28, 2001, the Registrant sold 180,376 shares of its common stock, par value $1.00 per share, at a price of $10.00 per share, solely to accredited investors.

On January 4, 2002, the Trust filed a report on Form 8-K/A (File No. 000-13754) which reported the Trust's audited financial statements relative to the purchase on November 15, 2001 of Barrington Hills Apartments, a 232 unit apartment complex located in Little Rock, Arkansas.

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

                                           MAXUS REALTY TRUST, INC.

Date: March 15, 2002                     By: /s/   Danley K. Sheldon
                                                   Danley K. Sheldon
                                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.


                     /s/ David L. Johnson
                         David L. Johnson*
                         Chairman, Chief Executive Officer and Trustee


                     /s/ Danley K. Sheldon
                         Danley K. Sheldon
                         President and Trustee


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


                     /s/ Christopher Garlich
                         Christopher Garlich
                         Trustee


                     /s/ Monte McDowell
                         Monte McDowell
                         Trustee


                     /s/ Robert B. Thomson
                         Robert B. Thomson
                         Trustee


                     /s/ Steve Rosenberg
                         Steve Rosenberg
                         Trustee

*Signed by Christine A. Robinson, as attorney-in-fact for the person indicated, purusant to the power of attorney attached as Exhibit 24 to this Form 10-KSB.

       EXHIBIT INDEX

Exhibit
Number  Description

3.1 Articles of Incorporation dated June 12, 1984, as amended, are incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 00013754).

3.2     Bylaws of the Registrant,  as amended,  are incorporated by reference to
        Exhibit 3.2, to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 0013754).

4.1 Multifamily Mortgage Assignment of Rents and Security Agreement dated September 11, 2001 by and between Garden Chalet I L.P. and Eichler and Fayne & Associates is incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

4.2 Amendment to Multifamily Mortgage, Assignment of Rents and Security Agreement dated September 27, 2001 by and between Chalet I Acquisition, L.L.C. and Fannie Mae is incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

4.3 Multifamily Mortgage, Assignment of Rents and Security Agreement dated August 15, 1997 by and between Waterton Rock, Limited and Berkshire Mortgage Finance Limited Partnership is incorporated by reference to
        Exhibit 10.18 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

4.4 Multifamily Mortgage, Assignment of Rents and Security Agreement dated July 1, 1999 by and between Waterton Raintree, LLC and Berkshire Mortgage Finance Limited Partnership is incorporated by reference to
        Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

4.5 Land Use Regulatory Agreement dated July 1, 1999 by and among Pulaski County Public Facilities Board, State Street Bank and Trust Company of Missouri, N.A. and Waterton Raintree, LLC. is incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.1    First Amended Optional Stock Dividend Plan, as amended January 25, 2002.

10.2 Management Agreement dated November 10, 1999 by and between Nooney Realty Trust, Inc. and Maxus Properties, Inc. regarding the Franklin Park Distribution Center is incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.3 Management Agreement dated November 10, 1999 by and between Nooney Realty Trust, Inc. and Maxus Properties, Inc. regarding the ACI Building is incorporated by reference to Exhibit

        10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.4 Management Agreement dated November 10, 1999 by and between Nooney Realty Trust, Inc. and Maxus Properties, Inc. regarding the Atrium at Alpha Business Center is incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.5 Settlement Agreement dated as of October 19, 1999 by and among Bond Purchase, L.L.C., et al., and CGS Real Estate Company, Inc., et al. (without exhibits) is incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.6 Office/Warehouse Lease Agreement dated June 2, 1989, as further amended by First Amendment to Lease dated July 6, 1994, and Second Amendment to Lease dated March 30, 1999 by and between Nooney, Inc., agent for Nooney Realty Trust, Inc., as Landlord, and Household Finance Corporation III, as tenant is incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.7 ACI Building Lease dated December 28, 1992, as further amended by First Amendment to Lease dated September 9, 1998 by and between Nooney Realty Trust, Inc., through its agent, Nooney Krombach Company, and Applied Communications, Inc is incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.8 Second Amendment to Lease dated November 30, 2001, by and between Maxus Realty Trust, Inc., through its agent Maxus Properties, Inc., and Applied Communications, Inc.

10.9 Management Agreement between Maxus Properties, Inc. and North Winn Acquisition, L.L.C. dated August 16, 2000 is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.10 Real Estate Sale and Purchase Agreement made as of January 2, 2001 by and between Maxus Realty Trust, Inc. and Vanguard Archives, Inc. is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 18, 2001 (File No. 000-13754).

10.11 Agreement for Purchase and Sale dated June 25, 2001 by and among Garden Chalet I L.P., Chalet II Associates and KelCor, Inc is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.12 First Amendment to Agreement for Purchase and Sale dated July 27, 2001 by and among Garden Chalet I L.P., Chalet II Associates and KelCor, Inc. is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.13 Second Amendment to Agreement for Purchase and Sale dated August 10, 2001 by and among Garden Chalet I L.P., Chalet II Associates and KelCor, Inc. is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.14 Third Amendment to Agreement for Purchase and Sale dated August 30, 2001 by and among Garden Chalet I L.P., Chalet II Associates and KelCor, Inc. is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.15 Fourth Amendment to Agreement for Purchase and Sale dated September 10, 2001 by and among Garden Chalet I L.P., Chalet II Associates and KelCor, Inc, as assignor of its right to purchase Chalet I and Chalet II to Chalet I Acquisition, L.L.C. and Chalet II Acquisition, L.L.C., respectively, is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.16 Assumption and Release Agreement dated September 27, 2001 by and among Garden Chalet I L.P., American Realty Trust, Inc., Chalet I Acquisition, L.L.C., Maxus Realty Trust, Inc. and Fannie Mae is incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.17 Assumption and Release Agreement for Chalet II dated September 27, 2001 by and among Chalet II Associates, National Operating, L.P., Chalet II Acquisition, L.L.C., Maxus Realty Trust, Inc. and Fannie Mae is incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.18 Management Agreement for Chalet I and II dated August 13, 2001 by and between Chalet I Acquisition, L.L.C., Chalet II Acquisition, L.L.C. and Maxus Properties, Inc., is incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.19 Purchase Agreement dated July 10, 2001 by and between Waterton Rock, Limited and KelCor, Inc. is incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.20 First Amendment to Purchase Agreement dated August 9, 2001 by and between Waterton Rock, Limited and KelCor, Inc. is incorporated by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.21 Second Amendment to Purchase Agreement dated August 28, 2001 by and between Waterton Rock Limited and KelCor, Inc. is incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.22 Assignment of Purchase Agreement dated September 21, 2001 by and between KelCor, Inc. and Landings Acquisition, L.L.C. is incorporated by reference to Exhibit 10.16 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.23 Assumption and Release Agreement dated September 28, 2001 by and between Waterton Rock, Limited, David R. Schwartz, Peter M. Vilim, Landings Acquisition, L.L.C., Maxus Realty Trust, Inc. and Fannie Mae is incorporated by reference to Exhibit 10.17 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.24 Management Agreement for Landings dated September 28, 2001 by and between Landings Acquisition, L.L.C. and Maxus Properties, Inc. is incorporated by reference to Exhibit 10.19 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.25 Management Agreement for King's Court dated August 17, 2001 by and between Maxus Realty Trust, Inc., and Maxus Properties, Inc. is incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10QSB for the quarter ended September 30, 2001, as filed pursuant to Rule 13a-3 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.26 Amendment to Land Use Regulatory Agreement dated November 14, 2001 by and among Pulaski County Public Facilities Board, State Street Bank and Trust Company of Missouri, N.A., Waterton Raintree, LLC and Barrington Hills Acquisition, L.L.C. is incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.27 Purchase Agreement dated May 8, 2001 by and among Waterton Raintree, LLC and KelCor, Inc. is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.28 First Amendment to Purchase Agreement dated July 11, 2001 by and among Waterton Raintree, LLC and KelCor, Inc. is incorporated by reference to
        Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.29 Second Amendment to Purchase Agreement dated July 27, 2001 by and among Waterton Raintree, LLC and KelCor, Inc. is incorporated by reference to
        Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.30 Third Amendment to Purchase Agreement dated August 9, 2001 by and among Waterton Raintree, LLC and KelCor, Inc. is incorporated by reference to
        Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.31 Fourth Amendment to Purchase Agreement dated August 30, 2001 by and among Waterton Raintree, LLC and KelCor, Inc.is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.32 Fifth Amendment to Purchase Agreement dated October 22, 2001 by and among Waterton Raintree, LLC and KelCor, Inc. is incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.33 Sixth Amendment to Purchase Agreement dated October 30, 2001 by and among Waterton Raintree, LLC and KelCor, Inc. is incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.34 Bill of Sale and Assumption Agreement dated November 14, 2001 by and among Waterton

        Raintree, LLC and Barrington Hills Acquisition, L.L.C. is incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.35 Management Agreement for Barrington dated November 1, 2001 by and between Barrington Hills Acquisition, L.L.C. and Maxus Properties, Inc. is incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

13 2001 Annual Report to Shareholders. Except for those portions expressly incorporated by reference in this Form 10-KSB, the 2001 Annual Report to Shareholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-KSB.

21      Subsidiaries of Maxus Realty Trust, Inc.

        North Winn Acquisition, L.L.C.
        Chalet I Acquisition, L.L.C.
        Chalet II Acquisition, L.L.C.
        Landings Acquisition, L.L.C.
        Barrington Hills Acquisition, L.L.C.
        Maxus Operating Limited Partnership
        Maxus Realty G.P., Inc.
        ACI Financing, L.L.C.

24     Power of Attorney for David L. Johnson