Form 10QSB
period 2002-03-31
MAXUS REALTY TRUST INC
filed 2002-05-13
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
 X      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
____    EXCHANGE ACT OF 1934

For the quarter period ended         March 31, 2002
                                 ---------------------

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  To  __________


                        Commission file number 000-13754
                                               ---------

                            MAXUS REALTY TRUST, INC.
                           -------------------------
       (Exact name of small business issuer as specified in its charter)

          Missouri                                  43-1339136
----------------------------                  ------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

104 Armour Road, North Kansas City, Missouri             64116
--------------------------------------------        ---------------
(Address of principal executive offices)               (Zip Code)

Trust's telephone number, including area code        (816) 303-4500
                                                 ---------------------

Check whether the Trust (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Trust was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    -------     -------

State the number of shares outstanding of the Trust's sole class of common equity, $1.00 par value common stock, as of April 30, 2002: 1,222,000 shares.

                                      INDEX


                                                                            Page
PART I -   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:
           Consolidated Balance Sheets                                         3
           Consolidated Statements of Operations                               4
           Consolidated Statements of Cash Flows                               5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS                                                       7

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                  13
ITEM 2.    CHANGES IN SECURITIES                                              13
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                    13
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                13
ITEM 5.    OTHER INFORMATION                                                  13
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   13

SIGNATURES                                                                    14
EXHIBIT INDEX                                                                 15

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MAXUS REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                                         March 31,      December 31,
                                                                                           2002             2001
                                                                                        (Unaudited)
ASSETS:
Investment property
     Land .........................................................................   $  2,997,000       2,997,000
     Buildings and improvements ...................................................     39,212,000      39,102,000
     Personal property ............................................................      1,405,000       1,363,000
                                                                                       -----------      ----------
                                                                                        43,614,000      43,462,000

     Less accumulated depreciation ................................................     (7,568,000)     (7,173,000)
                                                                                       -----------      ----------
           Total investment property ..............................................     36,046,000      36,289,000

Cash ..............................................................................      1,028,000         884,000
Accounts receivable ...............................................................        437,000         397,000
Prepaid expenses and other assets .................................................        169,000         248,000
Deferred expenses, less accumulated amortization ..................................        613,000         611,000
                                                                                       -----------      ----------
           Total assets ...........................................................   $ 38,293,000      38,429,000
                                                                                       ===========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
     Mortgage notes payable .......................................................   $ 23,715,000      23,784,000
     Line of credit ...............................................................      1,210,000       1,150,000
     Accounts payable, prepaid rent, and accrued expenses .........................        524,000         643,000
     Real estate taxes payable ....................................................        360,000         201,000
     Refundable tenant deposits ...................................................        244,000         235,000
                                                                                       -----------      ----------
           Total liabilities ......................................................     26,053,000      26,013,000
                                                                                       -----------      ----------

Shareholders' equity:
     Common stock, $1 par value: authorized 5,000,000 shares
       1,222,000 shares issued and outstanding ....................................      1,222,000       1,220,000
     Additional paid-in-capital ...................................................     17,109,000      17,087,000
     Distributions in excess of accumulated earnings ..............................     (6,091,000)     (5,891,000)
                                                                                       -----------      ----------
           Total shareholders' equity .............................................     12,240,000      12,416,000
                                                                                       -----------      ----------
                                                                                     $  38,293,000      38,429,000
                                                                                       ===========      ==========

See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                             Three Months Ended
                                                                                         March 31         March 31
                                                                                            2002            2001
Revenues:
     Rental .......................................................................    $ 1,685,000         853,000
     Other ........................................................................        161,000          62,000
                                                                                        ----------       ---------

           Total revenues .........................................................      1,846,000         915,000
                                                                                        ----------       ---------

Expenses:
     Depreciation and amortization ................................................        409,000         215,000
     Repairs and maintenance, including common
           area maintenance .......................................................        238,000         149,000
     Real estate taxes ............................................................        159,000         125,000
     Interest .....................................................................        416,000         141,000
     Professional fees ............................................................         81,000          50,000
     General and administrative ...................................................        141,000          43,000
     Utilities ....................................................................        120,000         110,000
     Property management fees - related party .....................................         79,000          31,000
     Other operating expenses .....................................................         98,000          21,000
                                                                                        ----------       ---------
           Total expenses .........................................................      1,741,000         885,000
                                                                                        ----------       ---------
           Net income .............................................................    $   105,000          30,000
                                                                                        ==========       =========

Per share data:
     Net income - basic and diluted ...............................................    $       .09             .03
                                                                                        ==========       =========

     Distributions paid in current year ...........................................    $       .25             .16
                                                                                        ==========       =========

     Weighted average shares outstanding ..........................................      1,220,000       1,040,000
                                                                                        ==========       =========




See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             Three Months Ended
                                                                                         March 31        March 31
                                                                                           2002            2001

Cash flows from operating activities:
   Net income .....................................................................   $   105,000         30,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization ..............................................       409,000        215,000
       Changes in accounts affecting operations:
           Accounts receivable ....................................................       (40,000)       (74,000)
           Prepaid expenses, other assets and deferred expenses ...................        72,000        (29,000)
           Accounts payable and other liabilities .................................        49,000        (53,000)
                                                                                        ---------       --------


                        Net cash provided by operating activities .................       595,000         89,000
                                                                                        ---------       --------

Cash flows from investing activities:
       Capital expenditures .......................................................      (153,000)      (353,000)
                                                                                        ---------       --------

Cash flows from financing activities:
       Principal payments on mortgage notes payable ...............................       (69,000)       (12,000)
       Net proceeds from Line of Credit ...........................................        52,000        125,000
       Distributions paid to shareholders .........................................      (305,000)      (166,000)
       Issuance of common stock ...................................................        24,000            ---
                                                                                        ---------       --------

                         Net cash used in financing activities ....................      (298,000)       (53,000)
                                                                                        ---------       --------

                         Net increase in cash .....................................       144,000       (317,000)

Cash, beginning of period .........................................................       884,000        817,000
                                                                                        ---------       --------

Cash, end of period ...............................................................   $ 1,028,000        500,000
                                                                                        =========       ========

Supplemental disclosure of cash flow information -
   cash paid during the quarter for interest ......................................   $   416,000         97,000
                                                                                        =========       ========





See accompanying notes to consolidated financial statements

                            MAXUS REALTY TRUST, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (the "Trust" or "Registrant") for the year ended December 31, 2001, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Trust's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made. The results for the three-month period ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire year.

Certain reclassifications have been made to the prior quarter amounts to conform to the current quarter presentation.

(2) Segment Reporting

The Trust has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in financial statements, as well as related disclosures about products and services, geographic areas, and major customers.

The Trust has two reportable operating segments--apartments and commercial buildings. The Trust's management evaluates the performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, unusual and extraordinary items, and interest. The accounting policies of the segments are the same as those of the Trust.

Following is information for each segment for the three months ended March 31, 2002 and 2001:

                                                  Commercial      Corporate
March 31, 2002                    Apartments       buildings      and other         Total
--------------                    ----------      ----------      ---------       ---------

Total revenues ..............   $  1,300,000         546,000           --         1,846,000
Net income (loss) ...........         97,000         100,000        (92,000)        105,000
Capital expenditures ........         95,000          58,000           --           153,000
Depreciation and amortization        287,000         122,000           --           409,000
Interest expense ............        311,000         105,000           --           416,000
Assets ......................     20,262,000      12,279,000      5,752,000      38,293,000

March 31, 2001
--------------

Total revenues ..............   $    153,000         762,000           --           915,000
Net income (loss) ...........        (39,000)        128,000        (59,000)         30,000
Capital expenditures ........        121,000         232,000           --           353,000
Depreciation and amortization         33,000         178,000          4,000         215,000
Interest expense ............         39,000         102,000           --           141,000
Assets ......................      1,982,000      11,420,000      3,964,000      17,366,000


(3) Property Acquisitions and Disposition

Reference is made to Note 1 of Notes to Financial Statements incorporated by reference in the Trust's Annual Report on Form 10-KSB for a description of properties acquired and disposed of in 2001. Several properties were acquired in 2001 and one property was sold in May 2001. The table below presents the pro forma results of operations of the Trust as if the acquisitions and sale of investment properties had occurred at January 1, 2001 (unaudited):

                                                      Three Months Ended:
                                                      March 31,     March 31,
                                                        2002          2001
                                                      (actual)

Total revenue ...................................   $1,846,000      1,825,000

Depreciation and amortization ...................      409,000        422,000
Repairs and maintenance, including
   common area maintenance ......................      238,000        219,000
Real estate taxes ...............................      159,000        148,000
Interest ........................................      416,000        432,000
Property management fees ........................       79,000         79,000
General and administrative ......................      141,000        205,000
Other ...........................................      299,000        319,000
                                                     ---------      ---------
   Total expenses ...............................    1,741,000      1,824,000

Net income ......................................   $  105,000          1,000
                                                     =========      =========

Net income per share ............................   $     0.09           0.00
                                                     =========      =========

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the transactions had actually occurred at the beginning of 2001, and is not intended to be a projection of future results.

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

CRITICAL ACCOUNTING POLICIES

Refer to the Financial Statements of the Trust for the year ended December 31, 2001, which are contained in the Trust's Annual Report in Form 10-KSB, for a description of the accounting policies which have been continued without change, unless otherwise noted herein.

DESCRIPTION OF BUSINESS

The Trust invests in income-producing real properties, primarily apartments and commercial buildings. The Trust's portfolio is comprised of:

                                                 SQUARE
                                                  FEET/
PROPERTY                                        # UNITS          TYPE                   LOCATION                PURCHASE DATE

Atrium Business Center .....................     89,000          Multi-Tenant           Bloomington, MN         March, 1985
(the "Atrium")                                                   Office

Applied Communications, Inc. ...............     70,000          Single Tenant          Omaha, NE               January, 1986
("ACI")                                                          Office

Forest Park Apartments .....................        110          Apartments             Kansas City, MO         August, 2000
("Forest Park")
(f.k.a. North Winn)

King's Court Apartments ....................         82          Apartments             Olathe, KS              August, 2001
("King's Court")

Chalet Apartments - I and II ...........            234          Apartments             Topeka, KS              September, 2001
("Chalet")

The Landings Apartments ....................        154          Apartments             Little Rock, AR         September, 2001
(the "Landings")

Barrington Hills Apartments ................        232          Apartments             Little Rock, AR         November, 2001
("Barrington Hills")


Forest Park, the Landings, Chalet and Barrington Hills are owned by the following limited liability companies that are directly or indirectly owned by the Registrant: North Winn Acquisition, L.L.C., Landings Acquisition, L.L.C., Chalet I Acquisition, L.L.C., Chalet II Acquisition, L.L.C. and Barrington Hills Acquisition, L.L.C.

Maxus Properties, Inc., an affiliate of the Registrant, provides property management services for each of the Trust's real properties.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand as of March 31, 2002, was $1,028,000, an increase of $144,000 from December 31, 2001. Net cash provided by operating activities increased $506,000 to $595,000 for the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001. Net cash used in investing activities was $153,000 for capital expenditures. Net cash used in financing activities was $298,000, of which distributions were paid totaling $305,000.

Contractual Obligations and Commercial Commitments

                                            Balance at       Interest      Due
                                          March 31, 2002       Rate

The Atrium* ........................       $  1,210,000        4.75%       November, 2002

ACI ................................       $  4,226,000        8.63%       August 1, 2010

Forest Park ........................       $  1,952,000        4.91%       September 1, 2007

King's Court .......................       $  2,209,000        5.69%       November 1, 2026

Chalet I ...........................       $  4,082,000        6.59%       October 1, 2008

Chalet II ..........................       $  1,540,000        6.535%      October 1, 2008

The Landings .......................       $  3,815,000        7.66%       September 1, 2007

Barrington Hills ...................       $  5,891,000        6.035%      July 1, 2029
                                             ----------

Total ..............................       $ 24,925,000
                                             ==========

* The line of credit secured by the Atrium is due November 2002. The available balance on the line of credit is $340,000. Management expects to examine the options available at the time of expiration and either pay down the line of credit before November 2002 or extend the terms of the line of credit, as appropriate. Management does not anticipate difficulty in extending the terms of the line of credit if appropriate.

Reference is also made to Note 2 of Notes to Financial Statements incorporated by reference in the Trust's Annual Report on Form 10-KSB for a description of mortgage indebtedness secured by the Trust's real property investments. The Trust does not utilize any off balance sheet financing or leasing transactions of any kind.

Management believes the Trust's current cash position and the properties' ability to provide operating cash flow should enable the Trust to fund anticipated operating and capital expenditures in 2002. At Barrington Hills, the Trust anticipates capital expenditures of approximately $300,000 in connection with a fire in 2001. This amount will be reimbursed by insurance proceeds. The Atrium was 76% occupied at March 31, 2002. If occupancy increases, or tenants renew their leases, which expire in 2002, the Trust could incur material tenant improvement costs during 2002. Except for the items mentioned, management does not anticipate any material capital operating expenditures in 2002. However, the Trust will continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

Effective January 1, 2002, the lease with the tenant occupying 100% of the ACI building was amended and the tenant now provides or contracts for operation and management of the premises and is responsible for payment of all operating and utility expenses. The Trust is no longer responsible for these expenses, resulting in a decrease in expenses. In addition, rental rates have been decreased in an amount approximately equal to the decrease in anticipated expenses. (In 2002, rent from the ACI building will decrease by approximately $171,000.)

Management does not believe the risk of changes in operations that would adversely impact cash flow from operating activities is a material risk. As leases expire, they are expected to be replaced or renewed in the normal course of business over a reasonable period of time. The Atrium has leases that expire in 2002 for 19,000 square feet and $327,000 in revenue and leases that expire in 2003 for 24,000 square feet and $451,000 in revenue.

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the quarters ended March 31, 2002 and 2001 are detailed in the schedule below.

Funds from Operations

The white paper on Funds from Operations approved by the board of governors of NAREIT defines Funds from Operations as net income (loss)(computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect Funds from Operations on the same basis. In 1999, NAREIT clarified the definition of Funds from Operations to include non-recurring events, except for those that are defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property. In 2002, NAREIT clarified that Funds from Operations related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations should continue to be included in consolidated Funds from Operations.

The Trust computes Funds from Operations in accordance with the guidelines established by the white paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds from Operations do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, distributions or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Trust's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Trust's liquidity, nor is it indicative of funds available to fund the Trust's cash needs including its ability to make distributions. The Trust believes Funds from Operations is helpful to investors as a measure of the performance of the Trust because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Trust to incur and service debt and make capital expenditures. In the table below, Revenue, Expenses, Net Income and Depreciation and Amortization were determined in accordance with GAAP. The addition of Depreciation and Amortization to Net Income results in Funds from Operations, which is not determined in accordance with GAAP. Administrative expenses and income of the Parent are excluded.

Funds from Operations                                   Three Months Ended
                                                   March 31,           March 31,
                                                      2002                2001
Revenue ................................          $1,846,000          $  915,000
Expenses ...............................           1,649,000             826,000
                                                  ----------          ----------
Net Income .............................             197,000              89,000
Depreciation and Amortization ..........             409,000             211,000
                                                  ----------          ----------
Funds from Operations ..................          $  606,000          $  300,000
                                                  ==========          ==========

Comparison of Consolidated Results

For the quarter ended March 31, 2002 the Trust's consolidated revenues were $1,846,000 compared to $915,000 for the quarter ended March 31, 2001. Revenues increased $931,000 (101.7%). The increase in consolidated revenues is primarily due to the additions of King's Court, the Landings, Chalet and Barrington Hills, contributing $152,000, $239,000, $358,000 and $376,000 respectively in revenue for the first quarter of 2002. This increase in consolidated revenue was offset by a decrease in revenue of $107,000 due to the sale of Franklin Park in May 2001 and a net decrease in revenues of $88,000 at the ACI building, the Atrium and Forest Park; with $70,000 of this net decrease the result of the lease amendment at the ACI building in January of 2002. Under the new lease the tenant now provides or contracts for operation and management of the premises and is responsible for payment of all operating and utility expenses. In addition, rental rates have been decreased in an amount approximately equal to the decrease in anticipated expenses.

For the quarter ended March 31, 2002, the Trust's consolidated expenses were $1,741,000 compared to $885,000 for the quarter ended March 31, 2001. The increase in expenses of $856,000, (96.7%) is due primarily to the additions of King's Court, the Landings, Chalet and Barrington Hills, resulting in $142,000, $245,000, $323,000 and $334,000 respectively in expenses in the first quarter of 2002. This increase was offset by a decrease of $98,000 in total expenses due to the sale of Franklin Park and a decrease of $124,000 in total expenses at the ACI building, the Atrium and Forest Park due primarily to the change in lease on ACI mentioned above.

The net income for the quarter ended March 31, 2002 was $105,000 or $.09 per share. The net income for the quarter ended March 31, 2001 was $30,000 or $.03 per share.

Cash flow provided by operating activities was $595,000 for the quarter ended March 31, 2002 compared to $89,000 in 2001. The increase in cash flow provided by operating activities was due primarily to an increase in net income of $75,000 along with an increase in non-cash expenses of depreciation and amortization of $194,000. Cash flow used in investing activities was $153,000 for the quarter ended March 31, 2002 compared to $353,000 in 2001. The decrease in cash flow used in investing activities was due primarily to a decrease in capital expenditures related to the tenant improvements at the ACI building, which were completed and paid in 2001. Cash flow used in financing activities was $298,000 for the quarter ended March 31, 2002 compared to $53,000 in 2001. The cash flow used in financing activities primarily consisted of the distribution of $.25 per share ($305,000) paid in March 2002.

Occupancy

The occupancy levels at March 31 were as follows:

                                                  OCCUPANCY LEVELS AT MARCH 31,
                                                      2002          2001

The Atrium .................................           76%           86%
Franklin Park ..............................          N/A            57%
ACI ........................................          100%          100%
Forest Park ................................           94%           92%
King's Court ...............................           96%          N/A
Chalet .....................................           97%          N/A
The Landings ...............................           95%          N/A
Barrington Hills ...........................           93%          N/A

During the quarter ended March 31, 2002, the occupancy level at the Atrium increased from 74% at December 31, 2001 to 76%. Two tenants renewed their leases for 2,136 square feet. One tenant moved in which occupied 2,348 square feet. No tenants vacated during the quarter ending March 31, 2002. The property has one major tenant occupying 16% of the building. The lease for this tenant expires in December 2003.

The ACI building has a single tenant occupying 100% of the building. The lease was amended effective January 1, 2002 and expires in August 2008.

CONTINGENCIES

The Trust's multi-tenant office building located in Bloomington, Minnesota has been classified in the Minneapolis Airport Commission's (the "MAC") Safety Zone A in the expansion of the Minneapolis Airport. The expansion runway is anticipated to be completed in 2003. The MAC began buying out impacted buildings during 1999. Safety Zone A is adjacent to the Federal Aviation Authority's runway protection zone. The Trust will monitor the increased noise from the new runway to determine any impact on future leasing of the building. If the Trust determines there is a negative impact, the Trust intends to petition the MAC to buy the building.

If the building continues to be classified in Safety Zone A, it would currently be classified as nonconforming use. However, the MAC, along with the City of Bloomington is petitioning the state to lessen the current restrictions in Safety Zone A. If the MAC is successful, the Trust's building would continue to be classified as conforming use. Given the preliminary state of the expansion and the petition, management is unable at this time to determine what impact, if any, this matter will have on the Trust.

MARKET RISK

The Trust has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at March 31, 2002.

The Trust does not believe that it has any material exposure to interest rate risk. The debt on the ACI building is at a fixed rated of 8.63% and matures in 2010; the debt on King's Court is at a fixed rate of 5.69% and matures in 2026; the debt on the Landings is at a fixed rate of 7.66% and matures in 2007; the debt on Chalet is at fixed rates of 6.59% and 6.535% and matures in 2008; and the debt on Barrington Hills is at a fixed rate of 6.035%, is repriced in 2009 and matures in 2029. The debt on Forest Park and the line of credit are each variable. The current interest rates on Forest Park and the line of credit are 4.91% and 4.75%, respectively. The debt on Forest Park matures in 2007 and the line of credit matures in November 2002. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $32,000.

INFLATION

The effects of inflation did not have a material impact upon the Trust's operations in the quarter ended March 31, 2002 or in fiscal 2001.

NEW ACCOUNTING PRONOUNCEMENT

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While this statement supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" it retains many of the fundamental provisions of that statement. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. This statement is effective for fiscal years beginning after December 15, 2001 and was adopted by the Trust on January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Trust's financial position or results of operations.





             (The remainder of this page left blank intentionally.)

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           None

ITEM 2.    CHANGES IN SECURITIES
           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

ITEM 5.    OTHER INFORMATION
           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

           See Exhibits Index on Page 15

           (b) Reports on Form 8-K

           The following reports on Form 8-K were filed by the Trust during the first quarter of 2002:

           On January 4, 2002, the Trust filed a report on Form 8-K/A (File No. 000-13754), which reported the Trust's audited financial statements relative to the purchase on November 15, 2001 of Barrington Hills Apartments, a 232-unit apartment complex located in Little Rock, Arkansas.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                            MAXUS REALTY TRUST, INC.
Date: May 13, 2002                      By: /s/ Danley K. Sheldon
                                            ----------------------
                                            Danley K. Sheldon
                                            Trustee
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 13, 2002, by the following persons on behalf of the Trust and in the capacities indicated.

                                             /s/ John W. Alvey
                                             ---------------------
                                             John W. Alvey
                                             Trustee
                                             Vice President
                                             Chief Financial and Accounting
                                             Officer

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