Form 10QSB
period 2002-06-30
MAXUS REALTY TRUST INC
filed 2002-08-14
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

   X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934

For the quarter period ended         June 30, 2002
                                 --------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                 ------------------      -------------------

                        Commission file number 000-13754
                                               ---------

                            MAXUS REALTY TRUST, INC.
                           -------------------------
       (Exact name of small business issuer as specified in its charter)

          Missouri                                43-1339136
   ---------------------                   -----------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

104 Armour, North Kansas City, Missouri             64116
---------------------------------------         ------------
(Address of principal executive offices)          (Zip Code)

Trust's telephone number, including area code        (816) 303-4500
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

State the number of shares outstanding of the Trust's sole class of common equity, $1.00 par value common stock, as of August 14, 2002: 1,224,000.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MAXUS REALTY TRUST, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                            June 30, 2002         December 31,
                                                                             (Unaudited)              2001
ASSETS:
Investment property
   Land                                                                $       2,997,000           2,997,000
   Buildings and improvements                                                 39,212,000          39,102,000
   Personal property                                                           1,592,000           1,363,000
                                                                            ------------        ------------
                                                                              43,801,000          43,462,000

   Less accumulated depreciation                                              (7,978,000)         (7,173,000)
                                                                            ------------        ------------
           Total investment property                                          35,823,000          36,289,000


Cash                                                                             984,000             884,000
Accounts receivable                                                              436,000             397,000
Prepaid expenses and other assets                                                194,000             248,000
Deferred expenses, less accumulated amortization                                 596,000             611,000
                                                                            ------------        ------------
           Total assets                                                $      38,033,000          38,429,000
                                                                            ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Mortgage notes payable                                              $      23,647,000          23,784,000
   Line of credit                                                              1,385,000           1,150,000
   Accounts payable, prepaid rent, and accrued expenses                          503,000             643,000
   Real estate taxes payable                                                     279,000             201,000
   Refundable tenant deposits                                                    244,000             235,000
                                                                            ------------         -----------
           Total liabilities                                                  26,058,000          26,013,000
                                                                            ------------         -----------

Shareholders' equity:
   Common stock, $1 par value: authorized 5,000,000 shares
      1,224,000 and 1,222,000 shares issued and outstanding
      at June 30, 2002 and December 31, 2001, respectively                     1,224,000           1,220,000
   Additional paid-in-capital                                                 17,138,000          17,087,000
   Distributions in excess of accumulated earnings                            (6,387,000)         (5,891,000)
                                                                             -----------        ------------
           Total shareholders' equity                                         11,975,000          12,416,000
                                                                             -----------        ------------
                                                                       $      38,033,000          38,429,000
                                                                            ============        ============

See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended                  Six Months Ended
                                                     June 30,       June 30,             June 30,      June 30,
                                                       2002           2001                  2002         2001

Income
Revenues:
   Rental                                      $     1,680,000      775,000             3,365,000     1,628,000
   Other                                               134,000       58,000               295,000       120,000
                                                   -----------    ---------            ----------    ----------

           Total revenues                            1,814,000      833,000             3,660,000     1,748,000
                                                   -----------    ---------            ----------    ----------

Expenses:
   Depreciation and amortization                       436,000      181,000               845,000       396,000
   Repairs and maintenance, including common
      area maintenance                                 287,000      138,000               525,000       287,000
   Real estate taxes                                   158,000      106,000               317,000       231,000
   Interest                                            414,000      132,000               829,000       273,000
   Professional fees                                    53,000       38,000               134,000        88,000
   General and administrative                          128,000       52,000               269,000        95,000
   Utilities                                           106,000       83,000               227,000       193,000
   Property management fees - related parties           99,000       31,000               178,000        62,000
   Other operating expenses                            123,000       31,000               221,000        52,000
                                                    ----------    ---------            ----------    ----------

           Total expenses                            1,804,000      792,000             3,545,000     1,677,000
                                                    ----------    ---------            ----------    ----------

           Income before gain on sale                   10,000       41,000               115,000        71,000
   Gain on sale of Franklin Park                           ---    1,138,000                   ---     1,138,000
                                                    ----------    ---------            ----------    ----------

           Net income                          $        10,000    1,179,000               115,000     1,209,000
                                                    ==========    =========            ==========    ==========

Per share data (basic and diluted):
   Net income before gain on sale              $           .01          .04                   .09           .07
   Gain on sale of Franklin Park                           ---         1.09                   ---          1.09
                                                    ----------    ---------            ----------     ---------

           Total                               $           .01         1.13                   .09          1.16
                                                    ==========    =========            ==========     =========

    Distributions paid in current year         $           .25          .20                   .50           .36
                                                    ==========    =========            ==========     =========

   Weighted average shares outstanding               1,222,000    1,040,000             1,221,000     1,040,000
                                                   ===========    =========            ==========    ==========

See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                               June 30,         June 30,
                                                                                 2002             2001

Cash flows from operating activities:
   Net income                                                        $       115,000            1,209,000
   Adjustments to reconcile net income to net
     cash used in operating activities:
       Gain on sale of Franklin Park                                             ---           (1,138,000)
       Depreciation and amortization                                         845,000              396,000
       Changes in accounts affecting operations:
           Accounts receivable                                               (39,000)             (17,000)
           Prepaid expenses, other assets and deferred expenses               54,000               28,000
           Accounts payable and other liabilities                            (80,000)            (329,000)
           Refundable tenant deposits                                          9,000               (6,000)
                                                                            --------           ----------

                Net cash provided by operating activities                    904,000              143,000
                                                                            --------           ----------

Cash flows from investing activities:
       Capital expenditures                                                 (339,000)            (510,000)
       Proceeds from sale of Franklin Park, net                                  ---            4,346,000
                                                                            --------           ----------

                Net cash  provided by (used in) investing activities        (339,000)           3,836,000
                                                                            --------           ----------

Cash flows from financing activities:
       Principal payments on mortgage notes payable                         (137,000)            (446,000)
       Net proceeds from line of credit                                      227,000                  ---
       Issuance of common stock                                               55,000                  ---
       Distributions paid to stockholders                                   (610,000)            (374,000)
                                                                            --------           ----------

                Net cash used in financing activities                       (465,000)            (820,000)
                                                                            --------           ----------

                Net increase in cash                                         100,000            3,159,000

Cash, beginning of period                                                    884,000              817,000
                                                                           ---------           ----------

Cash, end of period                                                     $    984,000            3,976,000
                                                                           =========           ==========

Supplemental disclosure of cash flow information -
   cash paid during the six-month period for interest                   $    829,000              232,000
                                                                           =========           ==========


See accompanying notes to consolidated financial statements

                            MAXUS REALTY TRUST, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (the "Trust" or "Registrant") for the year ended December 31, 2001, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Trust's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2002 and for all periods presented have been made. The results for the three-month and six month periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.

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

Following is information for each segment for the three months ended June 30, 2002 and 2001:



                                                            Commercial           Corporate
June 30, 2002                         Apartments             buildings           and other                Total
--------------                        ----------             ---------           ---------                ------

                                                                          (in thousands)

Total revenues                      $ 1,230,000              584,000                  ---                 1,814,000
Net income (loss)                       (36,000)             102,000              (56,000)                   10,000
Capital expenditures                    186,000                  ---                  ---                   186,000
Depreciation and amortization           290,000              146,000                  ---                   436,000
Interest expense                        306,000              108,000                  ---                   414,000

June 30, 2001
-------------

Total revenues                    $     152,000              665,000              16,000                    833,000
Net income (loss) before
     gain on sale                      (39,000)               96,000             (16,000)                    41,000
Capital expenditures                    144,000               13,000                 ---                    157,000
Depreciation and amortization            35,000              142,000               4,000                    181,000
Interest expense                         35,000               97,000                 ---                    132,000


Following is information for each segment for the six months ended June 30, 2002 and 2001:

                                                             Commercial         Corporate
June 30, 2002                         Apartments             buildings           and other              Total
--------------                        ----------             ---------           ---------              ------

                                                                          (in thousands)

Total revenues                      $ 2,530,000            1,130,000                  ---            3,660,000
Net income (loss)                        61,000              201,000             (147,000)             115,000
Capital expenditures                    289,000               50,000                  ---              339,000
Depreciation and amortization           577,000              268,000                  ---              845,000
Interest expense                        616,000              213,000                  ---              829,000
Assets                               27,610,000           10,415,000                8,000           38,033,000

June 30, 2001

Total revenues                     $    305,000            1,426,000               17,000            1,748,000
Income (loss) before gain on sale       (79,000)             225,000              (75,000)              71,000
Capital expenditures                    265,000              245,000                  ---              510,000
Depreciation and amortization            68,000              320,000                8,000              396,000
Interest expense                         73,000              200,000                  ---              273,000
Assets                                3,202,000           10,689,000            3,605,000           17,496,000


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



                                                    Three Months Ended:                    Six Months Ended:
                                                June 30,           June 30,           June 30,            June 30,
                                                 2002                2001               2002                 2001
                                               (actual)                               (actual)

Total revenue                               $1,814,000           1,885,000            3,660,000          3,710,000

Depreciation and amortization                  436,000             426,000              845,000            849,000
Repairs and maintenance, including
   common area maintenance                     287,000             234,000              525,000            452,000
Real estate taxes                              158,000             150,000              317,000            299,000
Interest                                       414,000             424,000              829,000            856,000
Property management fees                        99,000              81,000              178,000            160,000
General and administrative                     128,000             205,000              269,000            410,000
Other                                          282,000             289,000              582,000            607,000
                                             ---------          ----------          -----------          ---------
     Total expenses                          1,804,000           1,809,000            3,545,000          3,633,000

Net income                                 $    10,000              76,000              115,000             77,000
                                             =========          ==========          ===========          =========

Net income per share                       $       .01                0.07                 0.09               0.07
                                             =========          ==========          ===========          =========

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the accompanying Consolidated Financial Statements. The most significant assumptions and estimates relate to revenue recognition, depreciable lives of investment property and the valuation of investment property. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

Lease agreements are accounted for as operating leases, and rentals from such leases are reported as revenues ratably over the terms of the leases. The recognition of scheduled rent increases on a straight-line basis results in recognition of a receivable.

Investment Property Useful Lives

The Trust is required to make subjective assessments as to the useful lives of its properties for the purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Trust's net income.

Buildings and  improvements are depreciated over their estimated useful lives of
27.5 to 35 years using the straight-line method. Tenant improvements are depreciated over the term of the lease on a straight-line basis. Personal property is depreciated over its estimated useful life ranging from 5 to 7 years using the straight-line method.

Impairment of Investment Property Values

The Trust is required to make subjective assessments as to whether there are impairments in the value of its investment properties. Management's estimates of impairment in the value of investment properties have a direct impact on the Trust's net income.

Effective January 1, 2002, the Trust applies Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for the recognition and measurement of impairment of long-lived assets to be held and used and assets to be disposed of. Management reviews each property for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable.

DESCRIPTION OF BUSINESS

The Trust invests in income-producing real properties, primarily apartments and commercial buildings. The Trust's portfolio is comprised of:

                                      SQUARE
                                      FEET/
PROPERTY                              # UNITS      TYPE                 LOCATION               PURCHASE DATE

Atrium Business Center                89,000       Multi-Tenant         Bloomington, MN        March, 1985
(the "Atrium")                                     Office

Applied Communications, Inc.          70,000       Single Tenant        Omaha, NE              January, 1986
("ACI")                                            Office



Forest Park Apartments                   110       Apartments           Kansas City, MO        August, 2000
("Forest Park")
(f.k.a. North Winn)

King's Court Apartments                   82       Apartments           Olathe, KS             August, 2001
N/A
("King's Court")

Chalet Apartments - I and II             234       Apartments           Topeka, KS             September, 2001
 ("Chalet")

The Landings Apartments                  154       Apartments           Little Rock, AR        September, 2001
(the "Landings")

Barrington Hills Apartments              232       Apartments           Little Rock, AR        November, 2001
("Barrington Hills")


Forest Park, the Landings, Chalet and Barrington Hills are owned by the following limited liability companies that are directly owned by the Registrant:
North Winn Acquisition, L.L.C., Landings Acquisition, L.L.C., Chalet I Acquisition, L.L.C., Chalet II Acquisition, L.L.C. and Barrington Hills Acquisition, L.L.C.

Maxus Properties, Inc., an affiliate of the Registrant, provides property management services for each of the Trust's real properties.

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand as of June 30, 2002, was $984,000, an increase of $100,000 from December 31, 2001. Net cash provided by operating activities increased $761,000 to $904,000 for the six-month period ended June 30, 2002 as compared to the six-month period ended June 30, 2001, due principally to higher net income in 2002 which also reflected higher noncash depreciation expense. Net cash used in investing activities was $339,000 for capital expenditures. Net cash used in
financing  activities  was  $465,000,   including  distributions  paid  totaling
$610,000.

Contractual Obligations and Commercial Commitments


                              Balance at                Interest                       Due
                             June 30, 2002                Rate


The Atrium*                 $   1,385,000                 4.75%                  November, 2002

ACI                         $   4,219,000                 8.63%                  August 1, 2010

Forest Park                 $   1,941,000                 4.91%                  September 1, 2007

King's Court                $   2,209,000                 5.69%                  November 1, 2026

Chalet I                    $   4,069,000                 6.59%                  October 1, 2008

Chalet II                   $   1,535,000                 6.535%                 October 1, 2008



The Landings                $   3,803,000                 7.66%                  September 1, 2007

Barrington Hills            $   5,871,000                 6.035%                 July 1, 2029
                              -----------

Total                        $ 25,032,000
                              ===========


* The line of credit secured by the Atrium is due November 2002. The available balance on the line of credit is $165,000. Management expects to examine the options available at the time of expiration and either pay down the line of credit before November 2002 or extend the terms of the line of credit, as appropriate. Management does not anticipate difficulty in extending the terms of the line of credit if appropriate.

Reference is also made to Note 2 of Notes to Financial Statements incorporated by reference in the Trust's Annual Report on Form 10-KSB for a description of mortgage indebtedness secured by the Trust's real property investments. The Trust does not utilize any off balance sheet financing or leasing transactions of any kind.

Management believes the Trust's current cash position and the properties' ability to provide operating cash flow should enable the Trust to fund anticipated operating and capital expenditures in 2002. At Barrington Hills, the Trust anticipates capital expenditures of approximately $300,000 in connection with a fire in 2001, and has incurred substantially all of these costs through June 30, 2002. This amount has been reimbursed by insurance proceeds. The Atrium was 76% occupied at June 30, 2002. If occupancy increases, or tenants renew their leases, which expire in 2002, the Trust could incur material tenant improvement costs during 2002. Except for the items mentioned, management does not anticipate any material capital operating expenditures in 2002. However, the Trust will continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

Effective January 1, 2002, the lease with the tenant occupying 100% of the ACI building was amended and the tenant now provides or contracts for operation and management of the premises and is responsible for payment of all operating and utility expenses. The Trust is no longer responsible for these expenses, resulting in a decrease in expenses. In addition, rental rates have been decreased in an amount approximately equal to the decrease in anticipated expenses. In 2002, rent from the ACI building will decrease by approximately $171,000 due to the lease amendment.

Management does not believe the risk of changes in operations that would adversely impact cash flow from operating activities is a material risk. As leases expire, they are expected to be replaced or renewed in the normal course of business over a reasonable period of time. The Atrium has leases that expire in 2002 for 17,000 square feet and $298,000 in revenue and leases that expire in 2003 for 29,000 square feet and $536,000 in revenue.

The Board of Trustees voted to approve the listing of the Atrium, and subsequently a listing agreement was entered into on the Atrium. The current market may not support the listing price, and no guarantee can be made as to whether or not the sale of this asset will occur in the near future.

Insurance

Industry wide, insurance rates continue to rise. The Trust expects increases on all renewals of insurance as they come due, due to a continuing tightening of risk underwriting. Upon renewal of their insurance policies in 2002, Forest Park had an increase of 20%, and King's Court had an increase of 14%. Chalet, Barrington Hills, Landings, Kings Court and Forest Park all have insurance policies that will be renewed in the third quarter of 2002. ACI and the Atrium have insurance that will be renewed in the fourth quarter of 2002.

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the three and six months ended June 30, 2002 and 2001 are detailed in the schedule below.

Funds from Operations

The white paper on Funds from Operations approved by the board of governors of NAREIT defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect Funds from Operations on the same basis. In 1999, NAREIT clarified the definition of Funds from Operations to include non-recurring events, except for those that are defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property. In 2002, NAREIT clarified that Funds from Operations related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations should continue to be included in consolidated Funds from Operations.

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

       Funds from Operations
                                                   Three Months Ended                   Six Months Ended
                                              June 30,         June 30,             June 30,           June 30,
                                                2002             2001                 2002              2001
       Revenue                           $  1,814,000          817,000             3,660,000         1,731,000
       Expenses                             1,748,000          760,000             3,398,000         1,585,000
                                            ---------         --------             ---------         ---------
       Net Income before gain on sale          66,000           57,000               262,000           146,000
       Depreciation and Amortization          436,000          177,000               845,000           388,000
                                            ---------         --------             ---------         ---------
       Funds from Operations              $   502,000          234,000             1,107,000           534,000
                                            =========         ========             =========         =========


Comparison of Consolidated Results

For the three and six month periods ended June 30, 2002 the Trust's consolidated revenues were $1,814,000 and $3,660,000, respectively. Revenues increased $981,000 (117.8%) and $1,912,000 (109.4%) for the three and six-month periods ended June 30, 2002 as compared to the same periods ended June 30, 2001. The increase in consolidated revenue is attributable to the additions of King's Court, the Landings, Chalet and Barrington Hills, contributing $164,000, $244,000, $359,000 and $279,000, respectively in revenue for the three month period ending June 30, 2002 and $316,000, $484,000, $717,000 and $655,000,
respectively for the six month period ended June 30, 2002. The increase in consolidated revenue was offset by a decrease in revenue for the three and six month periods ended June 30, 2002 of $21,000 and $128,000, respectively, due to the sale of Franklin Park in May 2001 and a net decrease in revenues of $30,000 for the three month period and $116,000 for the six month period, respectively at the ACI building, the Atrium and Forest Park; with $68,000 and $137,000 of this net decrease for the three and six month periods ended June 30, 2002 the result of the lease amendment at the ACI building in January of 2002. Under the new lease the tenant now provides or contracts for operation and management of the premises and is responsible for payment of all operating and utility expenses. In addition, rental rates have been decreased in an amount approximately equal to the decrease in anticipated expenses.

For the three and six month periods ended June 30, 2002 the Trust's consolidated expenses were $1,804,000 and $3,545,000, respectively. Expenses increased $1,012,000 (127.7%) and $1,868,000 (111.4%) for the three and six-month periods ended June 30, 2002 as compared to the same periods ended June 30, 2001. The increase in consolidated expenses is attributable to the additions of King's Court, the Landings, Chalet and Barrington Hills, resulting in $151,000, $259,000, $359,000 and $362,000, respectively in expenses for the three-month period ended June 30, 2002 and $293,000, $483,000, $682,000 and $696,000,
respectively in expenses for the six month periods ended June 30, 2002. This increase was offset by a decrease in expenses for the three and six month periods ended June 30, 2002 of $47,000 and $145,000, respectively, due to the sale of Franklin Park and a decrease of $73,000 for the three month period, and $198,000 for the six month period, in total expenses at the ACI building, the Atrium and Forest Park due primarily to the change in lease on ACI mentioned above, offset by an increase in professional fees of $53,000 for the six month period ended June 30, 2002.

The net income for the three and six month periods ended June 30, 2002 was $10,000 or $.01 per share and $115,000 or $.09 per share, respectively. The net income for the three and six month periods ended June 30, 2001 was $1,179,000 or $1.13 per share and $1,209,000 or $1.16 per share, each of which included $1,138,000 or $1.09 per share due to the gain on sale of Franklin Park.

Cash flow provided by operating activities was $904,000 for the six-month period ended June 30, 2002 compared to $143,000 in 2001. The increase in cash flow provided by operating activities was due primarily to an increase in net income (before gain on sale) of $173,000 along with an increase in non-cash expenses of depreciation and amortization of $449,000. Cash flow used in investing activities was $339,000 for the six-month period ended June 30, 2002 compared to cash provided by investing activities of $3,836,000 in 2001. The decrease in cash flow used in investing activities was due primarily to the proceeds from the sale of Franklin Park in May 2001 of $4,346,000, offset by a decrease in capital expenditures of $171,000. The 2001 capital expenditures were related to tenant improvements at the ACI building, which were completed and paid in 2001. Cash flow used in financing activities was $465,000 for the six-month period ended June 30, 2002 compared to $820,000 in 2001. The cash flow used in financing activities primarily consisted of the distributions of $.25 per share ($610,000) paid in March and June 2002, offset by net proceeds from the line of credit of $227,000.

Occupancy

The occupancy levels at June 30 were as follows:

                                                              OCCUPANCY LEVELS AT JUNE 30,
                                                              2002                  2001

         The Atrium                                            76%                   86%
         ACI                                                  100%                  100%
         Forest Park                                           99%                   91%
         King's Court                                          96%                   N/A
         Chalet                                                94%                   N/A
         The Landings                                          94%                   N/A
         Barrington Hills                                      87%                   N/A


During the quarter ended June 30, 2002, the occupancy level at the Atrium increased from 74% at December 31, 2001 to 76%. No tenants renewed their leases. One tenant moved in which occupied 2,340 square feet. One tenant occupying 2,774 square feet vacated during the quarter ended June 30, 2002. The property has one major tenant occupying 16% of the building. The lease for this tenant expires in December 2003.

The ACI building has a single tenant occupying 100% of the building. The lease was amended effective January 1, 2002 and expires in August 2008.

CONTINGENCIES

The Trust's multi-tenant office building located in Bloomington, Minnesota has been classified in the Minneapolis Airport Commission's (the "MAC") Safety Zone A in the expansion of the Minneapolis Airport. The expansion runway is anticipated to be completed in late 2004. The MAC began buying out impacted buildings during 1999. Safety Zone A is adjacent to the Federal Aviation Authority's runway protection zone. The Trust will monitor the increased noise from the new runway to determine any impact on future leasing of the building. If the Trust determines there is a negative impact, the Trust intends to petition the MAC to buy the building.

If the building continues to be classified in Safety Zone A, it would currently be classified as nonconforming use. However, the MAC, along with the City of Bloomington is petitioning the state to lessen the current restrictions in Safety Zone A. If the MAC is successful, the Trust's building would continue to be classified as conforming use. Given the preliminary state of the expansion and the petition, management is unable at this time to determine what impact, if any, this matter will have on the Trust. However, new regulations should be available in draft form for review by the Trust in the coming months.

MARKET RISK

The Trust has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at June 30, 2002.

The Trust does not believe that it has any material exposure to interest rate risk. The debt on the ACI building is at a fixed rated of 8.63% and matures in 2010; the debt on King's Court is at a fixed rate of 5.69% and matures in 2026; the debt on the Landings is at a fixed rate of 7.66% and matures in 2007; the debt on Chalet is at fixed rates of 6.59% and 6.535% and matures in 2008; and the debt on Barrington Hills is at a fixed rate of 6.035%, is repriced in 2009 and matures in 2029. The debt on Forest Park and the line of credit are each variable. The current interest rates on Forest Park and the line of credit are 4.91% and 4.75%, respectively. The debt on Forest Park matures in 2007 and the line of credit matures in November 2002. Management expects to examine the options available as November approaches with regard to the line of credit. Management does not anticipate difficulty in extending the terms of the line of credit if appropriate. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $33,000.

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

ITEM 1.    LEGAL PROCEEDINGS
           None

ITEM 2.    CHANGES IN SECURITIES
           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On May 14, 2002, the Trust held its Annual Meeting of Shareholders. At the meeting, the only matter voted upon was the election of seven trustees to serve as the Trust's Board of Trustees. The following individuals were the nominees of management voted upon and elected by the shareholders of the Trust at the meeting: David L. Johnson, Monte McDowell, Danley K. Sheldon, Robert B. Thomson, Steven Rosenberg, Chris Garlich and W. Robert Kohorst. There were 866,424 votes "for" Mr. Johnson and 0 votes "withheld." There were 866,312 votes "for" Mr. McDowell and 0 votes "withheld." There were 866,224 votes "for" Mr. Sheldon and 0 votes "withheld." There were 866,424 votes "for"
           Mr. Thomson and 0 votes "withheld." There were 866,424 votes "for" Mr. Rosenberg and 0 votes "withheld." There were 866,424 votes "for" Mr. Garlich and 0 votes "withheld." There were 866,424 votes "for" Mr. Kohorst and 0 votes "withheld."

ITEM 5.    OTHER INFORMATION
           On August 8, 2002,the Board of Trustees of the Trust declared a cash dividend of $0.25 per share payable to the holders of record on August 31, 2002 of the Trust's $1.00 par value, common stock. The Board anticipates that the dividend will be paid on September 20, 2002. The Trust's Board of Trustees has reinstated the quarterly cash dividend and anticipates declaring a $.25 per share cash dividend each quarter, at least in the near future.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
           (a)  Exhibits
                See Exhibits Index on Page 16

           (b)  Reports on Form 8-K
                None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
                                          MAXUS REALTY TRUST, INC.

Date: August 14, 2002                 By: /s/ Danley K. Sheldon
                                          -----------------
                                          Danley K. Sheldon
                                          President
                                          Chief Executive Officer

                                      By: /s/ John W. Alvey
                                          -----------------
                                          John W. Alvey
                                          Vice President
                                          Chief Financial and Accounting Officer

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

99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.