Form 10QSB
period 2002-09-30
MAXUS REALTY TRUST INC
filed 2002-11-14
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

X   QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
    ACT OF 1934

For the quarter period ended         September 30, 2002
                                 -------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                 ------------------      -------------------

                        Commission file number 000-13754


                            MAXUS REALTY TRUST, INC.
                           -------------------------
        (Exact name of small business issuer as specified in its charter)

             Missouri                               43-1339136
--------------------------------           -----------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

104 Armour, North Kansas City, Missouri                         64116
---------------------------------------                  -------------------
(Address of principal executive offices)                     (Zip Code)

Trust's telephone number, including area code        (816) 303-4500
                                                 ---------------------

Check whether the Trust: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Trust was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    ------      ------

State the number of shares outstanding of the Trust's sole class of common equity, $1.00 par value common stock, as of November 14, 2002: 1,227,000.

                                      INDEX


                                                                       Page
PART I -     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:
             Consolidated Balance Sheets                                  3
             Consolidated Statements of Operations                        4
             Consolidated Statements of Cash Flows                        5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS                                                8

ITEM 3.      CONTROLS AND PROCEDURES                                     14

PART II -    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                           15
ITEM 2.      CHANGES IN SECURITIES                                       15
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                             15
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         15
ITEM 5.      OTHER INFORMATION                                           15
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                            15

SIGNATURES                                                               16
EXHIBIT INDEX                                                            19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MAXUS REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                             September 30,        December 31,
                                                                                 2002                2001
                                                                             (Unaudited)
ASSETS:
Investment property
   Land                                                                $       2,997,000           2,997,000
   Buildings and improvements                                                 39,487,000          39,102,000
   Personal property                                                           1,529,000           1,363,000
                                                                            ------------        ------------
                                                                              44,013,000          43,462,000

   Less accumulated depreciation                                              (8,392,000)         (7,173,000)
                                                                            ------------        ------------
           Total investment property                                          35,621,000          36,289,000


Cash                                                                           1,250,000             884,000
Accounts receivable                                                              415,000             397,000
Prepaid expenses and other assets                                                245,000             248,000
Deferred expenses, less accumulated amortization                                 572,000             611,000
                                                                            ------------        ------------
           Total assets                                                $      38,103,000          38,429,000
                                                                            ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Mortgage notes payable                                              $      23,580,000          23,784,000
   Line of credit                                                              1,385,000           1,150,000
   Accounts payable, prepaid rent, and accrued expenses                          764,000             643,000
   Real estate taxes payable                                                     379,000             201,000
   Refundable tenant deposits                                                    237,000             235,000
                                                                            ------------        ------------
           Total liabilities                                                  26,345,000          26,013,000
                                                                            ------------        ------------

Shareholders' equity:
   Common stock, $1 par value: authorized 5,000,000 shares
      1,227,000 and 1,222,000 shares issued and outstanding
      at September 30, 2002 and December 31, 2001, respectively                1,227,000           1,220,000
   Additional paid-in-capital                                                 17,166,000          17,087,000
   Distributions in excess of accumulated earnings                            (6,635,000)         (5,891,000)
                                                                            ------------        ------------
           Total shareholders' equity                                         11,758,000          12,416,000
                                                                            ------------        ------------
                                                                       $      38,103,000          38,429,000
                                                                            ============        ============

See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended                 Nine Months Ended
                                                     Sept. 30,     Sept. 30,            Sept. 30,    Sept. 30,
                                                        2002         2001                  2002         2001

Income
Revenues:
   Rental                                      $     1,665,000      877,000             5,030,000    2,505,000
   Other                                               159,000       98,000               455,000      218,000
                                                    ----------    ---------            ----------    ---------

           Total revenues                            1,824,000      975,000             5,485,000    2,723,000
                                                    ----------    ---------            ----------    ---------

Expenses:
   Depreciation and amortization                       440,000      213,000             1,285,000      609,000
   Repairs and maintenance, including common
      area maintenance                                 237,000      131,000               762,000      418,000
   Real estate taxes                                   155,000      100,000               472,000      331,000
   Interest                                            422,000      124,000             1,251,000      397,000
   General and administrative                           75,000       50,000               222,000      122,000
   Utilities                                           117,000      100,000               344,000      293,000
   Property management fees - related parties           60,000       33,000               238,000       95,000
   Other operating expenses                            262,000       59,000               739,000      222,000
                                                    ----------    ---------            ----------    ---------

           Total expenses                            1,768,000      810,000             5,313,000    2,487,000
                                                    ----------    ---------            ----------    ---------

           Income before gain on sale                   56,000      165,000               172,000      236,000
   Gain on sale of Franklin Park                           ---          ---                   ---    1,138,000
                                                    ----------    ---------            ----------    ---------

           Net income                          $        56,000      165,000               172,000    1,374,000
                                                    ==========    =========            ==========    =========

Per share data (basic and diluted):
   Net income before gain on sale              $           .05          .16                   .14          .23
   Gain on sale of Franklin Park                           ---          ---                   ---         1.09
                                                    ----------    ---------            ----------    ---------

           Total                               $           .05          .16                   .14         1.32
                                                    ==========    =========            ==========    =========

    Distributions paid in current year         $           .25          .20                   .75          .56
                                                    ==========    =========            ==========    =========

   Weighted average shares outstanding               1,224,000    1,040,000             1,222,000    1,040,000
                                                    ==========    =========            ==========    =========

See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                             Sept. 30,          Sept. 30,
                                                                               2002               2001
Cash flows from operating activities:
   Net income                                                           $    172,000            1,374,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Gain on sale of Franklin Park                                             ---           (1,138,000)
       Depreciation and amortization                                       1,285,000              609,000
       Changes in accounts affecting operations:
           Accounts receivable                                               (18,000)             (44,000)
           Prepaid expenses, other assets and deferred expenses              (24,000)              13,000
           Accounts payable and other liabilities                            299,000             (443,000)
           Refundable tenant deposits                                          2,000                2,000
                                                                         -----------          -----------

                Net cash provided by operating activities                  1,716,000              373,000
                                                                         -----------          -----------

Cash flows from investing activities:
       Capital expenditures                                                 (551,000)            (726,000)
       Proceeds from sale of Franklin Park, net                                  ---            4,346,000
       Acquisitions, net of escrows received
           King's Court Apartments                                               ---           (1,255,000)
           Chalet I & II Apartments                                              ---           (1,984,000)
           The Landings                                                          ---           (1,464,000)
                                                                         -----------          -----------

                Net cash used in investing activities                       (551,000)          (1,083,000)
                                                                         -----------          -----------

Cash flows from financing activities:
       Principal payments on mortgage notes payable                         (204,000)             (35,000)
       Net proceeds from line of credit                                      235,000            1,126,000
       Issuance of common stock                                               86,000                  ---
       Distributions paid to stockholders                                   (916,000)            (582,000)
                                                                         -----------          -----------

                Net cash provided by (used in) financing activities         (799,000)             509,000
                                                                         -----------          -----------

                Net increase (decrease) in cash                              366,000             (201,000)

Cash, beginning of period                                                    884,000              817,000
                                                                         -----------          -----------

Cash, end of period                                                     $  1,250,000              616,000
                                                                         ===========          ===========

Supplemental disclosure of cash flow information -
   cash paid during the nine-month period for interest                  $  1,251,000              403,000
                                                                         ===========          ===========


See accompanying notes to consolidated financial statements

                            MAXUS REALTY TRUST, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (the "Trust" or "Registrant") for the year ended December 31, 2001, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Trust's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2002 and for all periods presented have been made. The results for the three-month and nine month periods ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.

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

Following is information for each segment for the three months ended September 30, 2002 and 2001:


                                                            Commercial           Corporate
September 30, 2002                    Apartments             buildings           and other                Total
-------------------                   ----------             ---------           ---------                -----
                                                                     (in thousands)

Total revenues                      $ 1,266,000              558,000                   ---             1,824,000
Net income (loss)                        20,000              111,000               (75,000)               56,000
Capital expenditures                    177,000               35,000                   ---               212,000
Depreciation and amortization           294,000              146,000                   ---               440,000
Interest expense                        312,000              110,000                   ---               422,000

September 30, 2001
-------------------

Total revenues                    $     277,000              665,000                33,000               975,000
Net income (loss)                        56,000              117,000                (8,000)              165,000
Capital expenditures                    100,000              350,000                   ---               450,000
Depreciation and amortization            60,000              149,000                 4,000               213,000
Interest expense                         29,000               95,000                   ---               124,000


Following is information for each segment for the nine months ended September 30, 2002 and 2001:


                                                          Commercial              Corporate
September 30, 2002                    Apartments           buildings              and other             Total
------------------                    ----------           ---------              ---------            ------
                                                                    (in thousands)

Total revenues                      $ 3,797,000            1,688,000                   ---           5,485,000
Net income (loss)                        81,000              313,000              (222,000)            172,000
Capital expenditures                    466,000               85,000                   ---             551,000
Depreciation and amortization           871,000              413,000                 1,000           1,285,000
Interest expense                        928,000              323,000                   ---           1,251,000
Assets                               27,497,000           10,510,000                96,000          38,103,000


September 30, 2001
------------------

Total revenues                     $    581,000            2,091,000                51,000           2,723,000
Income (loss) before gain on sale       (23,000)             342,000               (83,000)            236,000
Capital expenditures                    356,000              370,000                   ---             726,000
Depreciation and amortization           128,000              469,000                12,000             609,000
Interest expense                        102,000              295,000                   ---             397,000
Assets                               20,378,000           10,581,000               135,000          31,094,000



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


                                           Three Months Ended:                        Nine Months Ended:
                                       Sept. 30,           Sept. 30,             Sept. 30,           Sept. 30,
                                         2002                2001                  2002                 2001
                                       (actual)                                  (actual)

Total revenue                       $ 1,824,000           1,896,000              5,485,000          5,606,000

Depreciation and amortization           440,000             418,000              1,285,000          1,267,000
Repairs and maintenance, including
   common area maintenance              237,000             198,000                762,000            650,000
Real estate taxes                       155,000             159,000                472,000            458,000
Interest                                422,000             394,000              1,251,000          1,250,000
Property management fees                 60,000              90,000                238,000            249,000
General and administrative               75,000              75,000                222,000            122,000
Other                                   379,000             408,000              1,083,000          1,379,000
                                      ---------         -----------            -----------         ----------
     Total expenses                   1,768,000           1,742,000              5,313,000          5,375,000

Net income                          $    56,000             154,000                172,000            231,000
                                      =========         ===========            ===========         ==========

Net income per share                $       .05                0.15                   0.12               0.22
                                      =========         ===========            ===========         ==========


This pro forma information does not purport to be indicative of the results that actually would have been obtained if the transactions had actually occurred at the beginning of 2001, and is not intended to be a projection of future results.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

This 10-QSB contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, dispositions and acquisitions of real property, and future prospects for the Trust. Actual results could differ materially from those contemplated by such statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the accompanying Consolidated Financial Statements. The most significant assumptions and estimates relate to revenue recognition, depreciable lives of investment property, capital expenditures, and the valuation of investment property. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Effective January 1, 2002, the Trust applied Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for the recognition and measurement of impairment of long-lived assets to be held and used and assets to be disposed of. Management reviews each property for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable.

Capital Expenditures

For reporting purposes, the Trust capitalizes all carpet, flooring, blinds, appliance and HVAC replacements. The Trust expenses all other expenditures that total less than $10,000. Expenditures over $10,000 and expenditures related to contracts over $10,000 are evaluated individually for proper treatment.

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


                                      SQUARE
                                      FEET/
PROPERTY                              # UNITS      TYPE                 LOCATION               PURCHASE DATE

Atrium Business Center                89,000       Multi-Tenant         Bloomington, MN        March, 1985
(the "Atrium")                                     Office

Applied Communications, Inc.          70,000       Single Tenant        Omaha, NE              January, 1986
("ACI")                                            Office

Forest Park Apartments                   110       Apartments           Kansas City, MO        August, 2000
("Forest Park")
(f.k.a. North Winn)

King's Court Apartments                   82       Apartments           Olathe, KS             August, 2001
("King's Court")

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

LIQUIDITY AND CAPITAL RESOURCES

Cash on hand as of Sept. 30, 2002, was $1,250,000, an increase of $366,000 from December 31, 2001. Net cash provided by operating activities increased $1,343,000 to $1,716,000 for the nine-month period ended September 30, 2002 as compared to the nine-month period ended September 30, 2001, due principally to a change in cash provided by an increase in net income before depreciation and amortization of $612,000, and an increase in accounts payable of $742,000 when compared to 2001. Net cash used in investing activities was $551,000 for capital expenditures. Capital expenditures consisted primarily of $209,000 for painting Chalet Apartments, and replacements of carpet, flooring, HVAC, appliances and blinds of $158,000, along with various other property replacements, upgrades and tenant improvements. Net cash used in financing activities was $799,000, including distributions paid totaling $916,000.

Contractual Obligations and Commercial Commitments



                              Balance at                Interest                       Due
                            Sept. 30, 2002                Rate

The Atrium*                 $   1,385,000                 4.75%                  November, 2003

ACI                             4,212,000                 8.63%                  August 1, 2010

Forest Park                     1,934,000                 4.91%                  September 1, 2007

King's Court                    2,209,000                 5.69%                  November 1, 2026

Chalet I                        4,057,000                 6.59%                  October 1, 2008

Chalet II                       1,530,000                 6.535%                 October 1, 2008

The Landings                    3,790,000                 7.66%                  September 1, 2007

Barrington Hills                5,848,000                 6.035%                 July 1, 2029
                              -----------

Total                       $  24,965,000
                              ===========


* The available balance on the line of credit is $165,000. The line of credit was extended in November of 2002 on the same terms and now expires in November of 2003.

Reference is also made to Note 2 of Notes to Financial Statements incorporated by reference in the Trust's Annual Report on Form 10-KSB for a description of mortgage indebtedness secured by the Trust's real property investments. The Trust does not utilize any off balance sheet financing or leasing transactions of any kind.

Management believes the Trust's current cash position and the properties' ability to provide operating cash flow should enable the Trust to fund anticipated operating and capital expenditures and make scheduled debt service payments over the next twelve months. At Barrington Hills, the Trust anticipates capital expenditures of approximately $300,000 in connection with a fire in 2001, and has incurred substantially all of these costs through Sept. 30, 2002. This amount has been reimbursed by insurance proceeds. The Atrium was 76% occupied at Sept. 30, 2002. If occupancy increases, or tenants renew their leases, which expire in 2002, the Trust could incur material tenant improvement costs. Except for the items mentioned, management does not anticipate any material capital operating expenditures in the remainder of 2002. However, the Trust will continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

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

Management does not believe the risk of changes in operations that would adversely impact cash flow from operating activities is a material risk. As leases expire, they are expected to be replaced or renewed in the normal course of business over a reasonable period of time. The Atrium has leases that expire from September 30, 2002 through the end of 2002 for 8,000 square feet and $163,000 in revenue and leases that expire in 2003 for 29,000 square feet and $536,000 in revenue.

The Board of Trustees voted to approve the listing of the Atrium and the ACI building, and subsequently a listing agreement was entered into for each property. An agreement to sell ACI to an unrelated third party was executed on October 15, 2002. Subsequently, on November 11th, the Trust received notification from the buyer that they would not proceed to closing. The Trust has renewed its marketing efforts on the ACI building. The current market may not support the listing prices, and no guarantee can be made as to whether or not the sale of those assets will occur in the near future.

Insurance

Industry wide, insurance rates continue to rise. In 2002, the Trust experienced rate increases upon the renewal of insurance policies on its properties due to a continuing tightening of risk underwriting. Upon renewal of their insurance policies in 2002, Chalet, Barrington Hills, Landings, Kings Court and Forest Park had rate increases of 37%, 42%, 39%, 18%, and 23% respectively. ACI and the Atrium have insurance that will be renewed in the fourth quarter of 2002, with rate increases anticipated at that time.

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the three and nine months ended September 30, 2002 and 2001 are detailed in the schedule below.

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



       Funds from Operations
                                                Three Months Ended                       Nine Months Ended
                                             Sept. 30,        Sept. 30,            Sept. 30,          Sept. 30,
                                               2002              2001                 2002              2001
       Revenue                           $  1,824,000          942,000             5,485,000         2,672,000
       Expenses                             1,693,000          769,000             5,091,000         2,353,000
                                           ----------         --------             ---------         ---------
       Net Income before gain on sale         131,000          173,000               394,000           319,000
       Depreciation and Amortization          440,000          209,000             1,285,000           597,000
                                           ----------         --------             ---------         ---------
       Funds from Operations            $     571,000          382,000             1,679,000           916,000
                                           ==========         ========             =========         =========

Comparison of Consolidated Results

For the three and nine month periods ended September 30, 2002 the Trust's consolidated revenues were $1,824,000 and $5,485,000, respectively. Revenues increased $849,000 (87.1%) and $2,762,000 (101.4%) for the three and nine-month periods ended September 30, 2002 as compared to the same periods ended September 30, 2001. The increase in consolidated revenue is attributable to the additions of King's Court, the Landings, Chalet and Barrington Hills, contributing $975,000 and $3,146,000 respectively in increased revenue for the three and nine month periods ending September 30, 2002. The increase in consolidated revenue was offset by a decrease in revenue for the three and nine month periods ended September 30, 2002 of $0 and $128,000, respectively, due to the sale of Franklin Park in May 2001, along with a decrease in revenues at the ACI building of $69,000 and $206,000 respectively for the three and nine month periods ended September 30, 2002 as the result of the lease amendment at the ACI building in January of 2002. Under the new lease the tenant now provides or contracts for operation and management of the premises and is responsible for payment of all operating and utility expenses. In addition, rental rates have been decreased in an amount approximately equal to the decrease in anticipated expenses.

For the three and nine month periods ended September 30, 2002 the Trust's consolidated expenses were $1,768,000 and $5,313,000, respectively. Expenses increased $958,000 (118.3%) and $2,826,000 (113.6%) for the three and nine-month periods ended September 30, 2002 as compared to the same periods ended September 30, 2001. The increase in consolidated expenses is attributable to the additions of King's Court, the Landings, Chalet and Barrington Hills, resulting in $1,016,000 and $3,168,000 respectively in additional expenses for the three and nine month periods ended September 30, 2002. This increase was offset by a decrease in expenses for the three and nine-month periods ended September 30, 2002 of $6,000 and $151,000, respectively, due to the sale of Franklin Park and a decrease of $76,000 and $179,000 for the three and nine month periods, respectively, in total expenses at the ACI building, due to the change in lease on ACI mentioned above. For the nine-month period, general and administrative expenses increased by $100,000, primarily due to increased legal, accounting and professional fees, incurred primarily as a result of the increased size of the REIT, an increase in director and officer insurance premiums, and an increased NASDAQ listing fee.

The net income for the three and nine month periods ended September 30, 2002 was $56,000 or $.05 per share and $172,000 or $.14 per share, respectively. The net income for the three-month period ended September 30, 2001 was $165,000 or $.16 per share. The net income for the nine-month period ended September 30, 2001 was $1,374,000 or $1.32 per share including $1,138,000 or $1.09 per share due to the gain on sale of Franklin Park.

Cash flow provided by operating activities was $1,716,000 for the nine-month period ended September 30, 2002 compared to $373,000 in 2001. The increase in cash flow provided by operating activities was due primarily to an increase in net income before depreciation and amortization of $612,000 and a change in cash provided by an increase in accounts payable of $742,000 when compared to 2001. Cash used in investing activities was $551,000 for the nine-month period ended September 30, 2002 compared to cash used in investing activities of $1,083,000 in 2001. The increase is due to cash (net of sales proceeds) used to acquire properties in 2001 of $357,000, which was not incurred in 2002, along with a decrease in capital expenditures from 2001 to 2002 of $175,000. The 2001 capital expenditures were primarily related to tenant improvements at the ACI building, which were completed and paid in 2001. Cash flow used in financing activities was $799,000 for the nine-month period ended September 30, 2002 compared to $509,000 provided by financing activities in 2001. The cash flow used in financing activities in 2002 primarily consisted of the distributions of $.25 per share ($916,000) paid in March, June, and September of 2002 and principal payments of $204,000, offset by an increase in the draw on the line of credit of $235,000. In 2001, cash from financing activities was primarily provided by an increase in borrowing pursuant to a line of credit of $1,126,000, offset by distributions paid of $582,000.

Occupancy

The occupancy levels at September 30 were as follows:


                                    OCCUPANCY LEVELS AT SEPTEMBER 30,
                                       2002                   2001

         The Atrium                     76%                   77%
         Forest Park                    95%                   96%
         King's Court                   93%                   90%
         Chalet                         99%                   91%
         The Landings                   95%                   94%
         Barrington Hills               94%                   N/A
         ACI                           100%                  100%


During the quarter ended September 30, 2002, the occupancy level at the Atrium stayed consistent. No tenants renewed their leases. One tenant moved in which occupied 2,340 square feet. Two tenants, occupying 4,200 square feet, vacated at the end of their leases on September 30, 2002. The property has one major tenant occupying 16% of the building. The lease for this tenant expires in December 2003. Market conditions in the Minneapolis area continue to be challenging with large amount of sublease space available in the market negatively affecting current market rents and leasing.

The ACI building has a single tenant occupying 100% of the building. The lease was amended effective January 1, 2002 and expires in August 2008.

At Forest Park occupancy of 95% is slightly ahead of market. Northern Kansas City, Missouri market conditions show heavy concessions and average occupancy of 93%. Forest Park is expected to have above market occupancy and lower than market concessions throughout the remainder of the year. King's Court occupancy has improved since September 30, 2002 to 96%, and the Olathe, Kansas area markets continue to be stable. In Topeka, Kansas, newly completed apartments built near Chalet compete for the same tenants. Occupancy rates in market are in the mid 90% range, however, concessions are up and rates are down in the market. The Landings and Barrington Hills are both located in Little Rock, Arkansas, where the market occupancy rates are currently in the low to mid 90% range. The Landings is currently in the low 90% range and is actively seeking to increase occupancy in the fourth quarter. Barrington is currently 96% occupied, and is expected to maintain this occupancy through the end of the year.

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

If the building continues to be classified in Safety Zone A, it would currently be classified as nonconforming use. However, the MAC, along with the City of Bloomington is petitioning the state to lessen the current restrictions in Safety Zone A. If the MAC is successful, the Trust's building would continue to be classified as conforming use. Given the preliminary state of the expansion and the petition, management is unable at this time to determine what impact, if any, this matter will have on the Trust. However, we are in the process of reviewing the proposed regulations. We continue to stay engaged in the public process regarding amendment of the restrictions.

MARKET RISK

The Trust has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative

Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at September 30, 2002.

The Trust does not believe that it has any material exposure to interest rate risk. The debt on the ACI building is at a fixed rated of 8.63% and matures in 2010; the debt on King's Court is at a fixed rate of 5.69% and matures in 2026; the debt on the Landings is at a fixed rate of 7.66% and matures in 2007; the debt on Chalet is at fixed rates of 6.59% and 6.535% and matures in 2008; and the debt on Barrington Hills is at a fixed rate of 6.035%, is repriced in 2009 and matures in 2029. The debt on Forest Park and the line of credit are each variable. The current interest rates on Forest Park and the line of credit are 4.91% and 4.75%, respectively. The debt on Forest Park matures in 2007. The line of credit was extended in November, 2002, on the same terms and now matures in November, 2003. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $33,000.

INFLATION

The effects of inflation did not have a material impact upon the Trust's operations in the periods ended September 30, 2002, or in fiscal 2001.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While this statement supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", it retains many of the fundamental provisions of that statement. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and was adopted by the Trust on January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Trust's financial position or results of operations.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Correction." SFAS 145 eliminates extraordinary accounting treatment for reporting or loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The Trust does not anticipate a significant impact on their results of operations from adopting SFAS 145.

In July 2002, the FASB issued SFAS 146,  "Accounting  For Costs  Associated With
Exit Or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. Under FAS 146, a commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The Trust does not anticipate a significant impact on their results of operations from adopting SFAS 146.


ITEM 3:  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the management of the Trust, including the Trust's chief executive officer and chief financial officer, the Trust's management has evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Trust's chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II    OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           None


ITEM 2.    CHANGES IN SECURITIES

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None


ITEM 5.    OTHER INFORMATION

           On November 11, 2002, the Board of Trustees of the Trust declared a cash dividend of $0.25 per share payable to the holders of record on November 30, 2002 of the Trust's $1.00 par value, common stock. The Board anticipates that the dividend will be paid on December 20, 2002.


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                See Exhibits Index on Page 16


           (b) Reports on Form 8-K

                On October 18, 2002, the Registrant filed a report on Form 8-K (File No. 000-13754) announcing that its wholly owned subsidiary had entered into a contract to sell the ACI Building.

                On November 13, 2002, the Registrant filed a report on Form 8-K (File No. 000-13754) announcing that the buyer had terminated the contract to purchase the ACI building.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          MAXUS REALTY TRUST, INC.

Date: November 14, 2002              By:  /s/ Danley K. Sheldon
                                          ------------------------
                                          Danley K. Sheldon
                                          President
                                          Chief Executive Officer


                                     By:  /s/ John W. Alvey
                                          ------------------------
                                          John W. Alvey
                                          Vice President
                                          Chief Financial and Accounting Officer

                      CERTIFICATION OF THE QUARTERLY REPORT
                                       OF
                            MAXUS REALTY TRUST, INC.

         I, Danley K. Sheldon, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Maxus Realty Trust, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                 /s/ Danley K. Sheldon
                                        ---------------------------
                                        Danley K. Sheldon
                                        President and Chief Executive Officer of
                                        Maxus Realty Trust, Inc.

                      CERTIFICATION OF THE QUARTERLY REPORT
                                       OF
                            MAXUS REALTY TRUST, INC.

         I, John W. Alvey, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Maxus Realty Trust, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                /s/ John W. Alvey
                                       -----------------------
                                       John W. Alvey
                                       Vice President, and
                                       Chief Financial and Accounting Officer of
                                       Maxus Realty Trust, Inc.

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

99.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.