Form 10KSB
period 2002-12-31
MAXUS REALTY TRUST INC
filed 2003-03-14
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission file number 000-13754
MAXUS REALTY TRUST, INC.
(Name of Small Business Issuer in Its Charter)

Missouri	43-1339136
(State or other jurisdiction of of organization)	(I.R.S. Employer incorporation or Identification No.)

104 Armour Road, North Kansas City, Missouri	64116
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (816) 303-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

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
Yes   X    No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be obtained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this For 10-KSB or any amendment to the Form 10-KSB. [  ].

The issuer's revenues for its most recent fiscal year are $7,298,000.

As of March 7, 2003, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $8,497,553. (The aggregate market value was computed on the basis of the closing price of $9.40 per share on March 7, 2003, using the number of shares not beneficially owned on March 7, 2003 by the Executive Officers, Trustees, or holders of 10% or more of the Registrant’s common stock. The characterization of such Executive Officers, Trustees, and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

As of March 7, 2003, there were 1,229,867 shares of the Registrant’s common stock, par value $1 per share, issued and outstanding.

Documents incorporated by reference:

(1)  Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2002, are incorporated by reference in Parts I & II of this Annual Report on Form 10-KSB.

(2)  Portions of the Registrant’s 2003 Proxy Statement for the Annual Meeting to be held on May 13, 2003, are incorporated into Part III, as described herein. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB.

This 10-KSB contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Registrant. Actual results could differ materially from those contemplated by such statements. Also, statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. The Registrant notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Registrant’s business include, but are not limited to, the following: the ability to retain key tenants, general economic, business, market, and social conditions, trends in the real estate investment market, projected leasing and sales, competition, inflation, and future prospects for the Registrant.

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

In connection with the change in the Trust’s investment policies described below, the Trust’s equity investments in income-producing real properties are now principally multi-family housing properties. In August of 2000, the Trust acquired the Forest Park Apartments (f.k.a. North Winn Apartments). In 2001, the Trust acquired the following properties: in August, King’s Court Apartments; in September, Chalet I and Chalet II Apartments and The Landings at Rock Creek Apartments; and in November, Barrington Hills Apartments. Each of these acquisitions, other than King’s Court Apartments, was acquired by limited liability companies wholly owned by the Trust.  In May 2001, Franklin Park Distribution Center was sold. (All purchases and sales in 2001 are described in Item 2 – Description of Properties). Information respecting revenues, net income, capital expenditures and depreciation and amortization for each segment is set forth in Note 8 to the Trust’s Notes to Consolidated Financial Statements and incorporated by reference from the Registrant’s 2002 Annual Report to Shareholders.

The Registrant’s primary investment objectives are to preserve and protect Shareholders’ capital, provide the maximum possible cash distributions to Shareholders and provide for capital growth through appreciation in property values and property acquisitions. Since 1985 the Registrant has qualified as a real estate investment trust (“REIT”) under the Internal Revenue Code. It was management’s original objective to sell or refinance the Registrant’s properties approximately eight to twelve years after their acquisition. However, because of the depression of real estate values experienced nationwide from 1988 to 1993, this time frame was extended in order to achieve the goal of capital appreciation.

On May 9, 2000, the Registrant’s shareholders adopted amendments to the Registrant’s Articles of Incorporation and Bylaws that changed the Registrant’s investment policies. The amendments had the effect of (i) eliminating the Registrant’s “self-liquidating” policy, (ii) permitting the Registrant to acquire equity securities of other companies, (iii) permitting the Registrant to exchange its common stock for real estate investments, (iv) eliminating restrictions that (a) prohibited total indebtedness of the Registrant from exceeding 300% of the net asset value of the Registrant’s assets and unsecured borrowings that result in an asset coverage of less than 300% and (b) require the Registrant’s independent Trustees to monitor such coverages, and (v) permitting the Registrant to purchase or sell property from or to affiliates of the Registrant if approved by the unanimous vote of the disinterested independent Trustees.

Management believes that the real estate market will continue to improve and this trend should increase the value of the Trust’s properties in the future. The status of the Trust’s individual properties and opportunities to increase their value is carefully reviewed by management and the Board of Trustees on a quarterly basis along with any proposals or opportunities that are presented to expand or merge the Trust.

The business in which the Registrant is engaged is highly competitive. The Registrant’s investment properties are located in or near major urban areas and are subject to competition from other similar types of properties in such areas. The Registrant competes for tenants for its properties with numerous other real estate investment trusts, as well as with individuals, corporations, real estate limited partnerships and other entities engaged in real estate investment activities. Such competition is based on such factors as location, rent schedules and services and amenities provided. A substantial portion of the Trust’s revenues are derived from a single tenant. (See Note 4 to the accompanying consolidated financial statements.)

Effective November 10, 1999, the Registrant engaged Maxus Properties, Inc., a Missouri corporation ("Maxus"), to provide property management services for the Registrant. David L. Johnson, Chairman and a Trustee of the Registrant, is the Chairman of Maxus. Danley K. Sheldon, Chief Executive Officer, President and a Trustee of the Registrant, is Chief Executive Officer of Maxus. John W. Alvey, Vice President and Chief Financial and Accounting Officer of the Registrant, is Executive Vice President and Chief Financial Officer of Maxus. Christopher J. Garlich, a Trustee of the Registrant, is the majority shareholder of Maxus through his wholly-owned trust.

On May 8, 2001, the Registrant’s shareholders adopted an amendment to Section 8.8 of Article VIII of the Bylaws to amend the Registrant’s “9.8% stock ownership limitation” (i) to allow David L. Johnson, the Registrant’s Chairman of the Board, to own up to 19.6% of the outstanding shares of the Registrant’s common stock and (ii) to decrease the percentage of the outstanding shares of the common stock that others may own from 9.8% to 7.6%.

Employees

As of December 31, 2002, the Registrant has no employees. Property management services for the Registrant’s investment properties are provided by Maxus. Maxus employs more than 200 people to manage 44 commercial properties, including more than 6,000 apartment units and approximately 550,000 square feet of retail and office space.

ITEM 1A: EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Registrant as of March 7, 2003.

Name	Position	Age	Has served in position since

David L. Johnson*	Chairman and Trustee	46	November 10, 1999

Danley K. Sheldon**	Chief Executive Officer, President and Trustee	44	January 25, 2002

John W. Alvey	Vice President	44	November 10, 1999

         *    First served as Trustee November 27, 1999.
         **  First served as Chief Executive Officer May 14, 2002.

DAVID L. JOHNSON
Mr. Johnson, age 46, is Chairman of Maxus, whose offices are located at 104 Armour Road, North Kansas City, Missouri 64116. He has served in this capacity since its inception in 1988. Mr. Johnson is also on the Board of Directors of Maxus Capital Corp., the managing general partner of Maxus Real Property Investors-Four, L.P., a Missouri limited partnership that is a public reporting company. Mr. Johnson is also President of KelCor, Inc. ("KelCor"), a Missouri corporation that specializes in the acquisition of commercial real estate.

DANLEY K. SHELDON
Mr. Sheldon, age 44, is Chief Executive Officer of Maxus.(1)  Mr. Sheldon is on the Board of Directors of Entertainment Properties Trust, a NYSE listed real estate investment trust and Blue Cross and Blue Shield of Kansas City. Mr. Sheldon is also on the Board of Directors of Maxus

Capital Corp., the managing general partner of Maxus Real Property Investors-Four, L.P. Beginning in 1986 Mr. Sheldon served in various progressive leadership positions at Ferrellgas, Inc., most recently as the President and Chief Executive Officer. He held this position until 2000.

JOHN W. ALVEY
Mr. Alvey, age 44, is Executive Vice President and Chief Financial Officer of Maxus and Vice President of KelCor. He has served in these capacities since 1988. Mr. Alvey is also on the Board of Directors of Maxus Capital Corp., the managing general partner of Maxus Real Property Investors-Four, L.P.

(1) Daniel W. Pishny resigned as President and Trustee of the Registrant effective January 18, 2002. Mr. Sheldon was appointed to replace Mr. Pishny by the Board of Trustees on January 25, 2002. Mr. Pishny, age 41, was Vice Chairman of Maxus. He had served in this capacity from 2001 until his recent resignation. Prior to that date, Mr. Pishny was President and Chief Operating Officer of Maxus. He served in that capacity since 1995.

ITEM 2: DESCRIPTION OF PROPERTY

On March 28, 1985, the Registrant purchased The Atrium at Alpha Business Center (“The Atrium”), a multi-tenant office building located in Bloomington, Minnesota, a suburb of Minneapolis. The Atrium contains approximately 89,000 net rentable square feet and is located, along with a parking lot that will accommodate 336 cars, on a 4.2 acre site. The purchase price of The Atrium was $8,393,716. The Atrium was 71% leased by 25 tenants at December 31, 2002.

The Atrium has been classified in the Minneapolis Airport Commission’s (the “MAC”) Safety Zone A in the expansion of the Minneapolis Airport. The expansion runway is anticipated to be completed by late 2005. The MAC began buying out impacted buildings during 1999. Safety Zone A is adjacent to the Federal Aviation Authority’s runway protection zone. The Trust will monitor the increased noise from the new runway to determine any impact on future leasing of the building. If the Trust determines there is a negative impact, the Trust intends to petition the MAC to buy the building.

If the building continues to be classified in Safety Zone A, it would currently be classified as nonconforming use. However, the MAC, along with the City of Bloomington is petitioning the state to lessen the current restrictions in Safety Zone A. If the MAC is successful, the Trust’s building would continue to be classified as conforming use. Given the preliminary state of the expansion and the petition, management is unable at this time to determine what impact, if any, this matter will have on the Trust. However, we are in the process of reviewing the proposed regulations. We continue to stay engaged in the public process regarding amendment of the restrictions.

On January 22, 1986, the Registrant purchased the Applied Communications, Inc. Building (the “ACI Building”), an office building located in Omaha, Nebraska. The ACI Building contains approximately 70,000 net rentable square feet and is located on a 7.59 acre site which provides paved parking for 400 cars. The purchase price of the ACI Building was $6,401,008. The building is 100% leased by a single tenant, Applied Communications, Inc. On December 4, 2001, a small, unimproved portion of the land on which ACI is situated was sold for $29,600 to an unrelated third party. The entire proceeds were applied to the loan on the property.

The Trust is currently listing both The Atrium and the ACI Building for sale. The Trust cannot guarantee that these properties will be sold in the near future because the current market may not support the listing prices.

On December 16, 1986, the Registrant purchased the Franklin Park Distribution Center (“Franklin Park”), a warehouse and distribution facility located in Franklin Park, Illinois, a suburb west of Chicago. Franklin Park contained approximately 162,000 net rentable square feet and was located on a five-acre site, which provided parking for 100 cars. The purchase price of Franklin Park was $4,301,494. Franklin Park was sold on May 2, 2001. The gain on sale was approximately $1,138,000.

On August 15, 2000, the Trust purchased the Forest Park Apartments (formerly North Winn Apartments) (“Forest Park”). Forest Park is located in Kansas City, Missouri. Forest Park consists of 110 multi-family apartment units. The purchase price was $2,725,000.

In August 2000, $1,986,000 of debt was incurred relative to the acquisition of Forest Park. The interest rate is 1.32% over the one month LIBOR, with a term of seven years and amortization of 30 years.

In August 2000, the Trust refinanced existing debt collateralized by the Atrium, the ACI Building, and Franklin Park with a note collateralized by the ACI Building of $4,300,000. The interest rate is 8.63% with a term of ten years and amortization of 30 years.

In August 2000, the Trust also initiated an unsecured line of credit with Missouri Bank and Trust at a prime-floating rate for a term of six months. The Trust later modified the line of credit, secured it with the Atrium and increased the term to one year. On September 28, 2001, the Trust modified the line of credit to increase it to $1,550,000. On the same day, the Trust drew $1,400,000 (for a total of $1,550,000) on the line of credit. The draws on the line of credit were used to pay closing costs on the new acquisitions. The outstanding balance at December 31, 2001 was $1,150,000. On March 20, 2002, the Trust drew $60,000, and on June 19, 2002 the Trust drew an additional $175,000 on the line of credit. The line of credit was extended in November 2002, and now matures on November 1, 2003. The interest rate on the line of credit was 4.25% and the balance was $1,385,000 on December 31, 2002. Management expects to examine the options available at the time of expiration and either pay down the line of credit before November 2003 or extend the terms of the line of credit, as appropriate. Management does not anticipate difficulty in extending the terms of the line of credit if appropriate.

In August 2001, in connection with the purchase of King’s Court Apartments (“King’s Court”), the Trust assumed the obligation to repay certain multi-family housing revenue refunding bonds issued in an aggregate amount of $2,209,000, at a fixed rate of 5.69%, which are due and payable on November 1, 2026. King’s Court is an 82 unit multi-family apartment complex in Olathe, Kansas.

In September 2001, in connection with the purchase of Chalet I and Chalet II Apartments (“Chalet”), the Trust assumed existing loans and related mortgages and security instruments in favor of Eichler, Fayne & Associates whose interest has been assigned to Fannie Mae, one of which had a balance of approximately $4,108,000 at the time of assumption and bears interest at a rate of 6.59%, and the second which had a balance of approximately $1,550,000 and bears interest at a rate of 6.535%. Both are payable on October 1, 2008. Chalet is a two-phase, 234 unit multi-family apartment complex in Topeka, Kansas.

In September 2001, in connection with the purchase of The Landings at Rock Creek Apartments (“The Landings”), the Trust assumed an existing loan and related mortgage and security instruments in favor of Berkshire Mortgage Finance Limited Partnership with an outstanding balance of approximately $3,839,000 at the time of assumption, at a fixed rate of 7.66%, which is due and payable on September 1, 2007. The Landings is a 154 unit multi-family apartment complex in Little Rock, Arkansas.

In November 2001, in connection with the purchase of Barrington Hills Apartments (“Barrington Hills”), the Trust assumed existing bonds and related mortgage and security instruments in favor of Berkshire Mortgage Finance Limited Partnership with an outstanding balance of approximately $5,919,000 at the time of assumption, at a fixed rate of 6.035%, which are due and payable on July 1, 2029. Barrington Hills is a 232 unit, multi-family apartment complex in Little Rock, Arkansas.

Each of the acquisitions in 2000 and 2001, other than King’s Court Apartments, was acquired by limited liability companies wholly owned by the Trust.

Reference is made to Note 2 of Notes to Consolidated Financial Statements incorporated by reference to the Registrant’s 2002 Annual Report to Shareholders for a description of the mortgage indebtedness secured by the Registrant’s real property investments. Reference is also made to Note 4 of Notes to Consolidated Financial Statements for a discussion of revenues derived from major tenants.

Management believes the Registrant’s properties are adequately covered by insurance and considers the properties to be well maintained and sufficient for the Registrant’s operations. Projected capital expenditures of approximately $215,000, are planned at Barrington Hills in 2003, primarily for painting the complex, with the majority of the expenditures expected to be reimbursed from reserves held by the lender. If occupancy increases, or tenants renew their leases that expire in 2003 at the Atrium, the Trust could incur material tenant improvement costs during 2003. Except for the items mentioned, management does not anticipate any material capital operating expenditures in 2003. However, the Trust will continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

It is the Registrant’s current investment policy to acquire, operate, lease and otherwise invest in and deal with real estate primarily consisting of income-producing property, principally multi-family housing.

The following tables set forth certain information as of December 31, 2002, relating to the properties owned by the Registrant.

PROPERTY	SQUARE FEET OR # UNITS	TOTAL ANNUALIZED BASE RENT	AVERAGE ANNUALIZED EFFECTIVE BASE RENT PER SQUARE FOOT OR UNIT	PERCENT LEASED	PRINCIPAL TENANTS OVER 10% OF PROPERTY SQUARE FOOTAGE	LEASE EXP.

The Atrium	89,000	$1,555,000	$17.47	71%	Synertech Health Systems Solutions, Inc. (15.7%)	2003
ACI Building	70,000	$ 908,000	$12.97	100%	Applied Communications Inc.(100%)	2008

Forest Park	110	$ 741,000	6,736	98%	N/A	N/A

King's Court	82	$ 663,000	7,988	95%	N/A	N/A

The Landings	154	$ 1,073,000	6,968	96%	N/A	N/A

Chalet	234	$ 1,609,000	6,876	96%	N/A	N/A

Barrington Hills	232	$ 1,441,000	6,211	99%	N/A	N/A

PROPERTY	PRINCIPAL BUSINESS	YEAR EXPIRING	LEASE EXPIRATIONS # EXPIRING	LEASE EXPIRATIONS # SQ. FT.	LEASE EXPIRATIONS ANNUAL RENTAL	LEASE EXPIRATIONS % OF ANNUAL GROSS RENTAL POTENTIAL

The Atrium	Various Professional Firms	2003 2004 2005 2006 2007	11 5 3 2 3	36,000 10,000 5,000 4,000 7,000	$654,000 $184,000 $ 91,000 $ 59,000 $104,000	42.1% 11.8% 5.8% 3.8% 6.7%

ACI Building	Software Design	2008	1	70,000	$908,000	100%

Forest Park	Residential Apartments	*	N/A	N/A	N/A	N/A

King's Court	Residential Apartments	*	N/A	N/A	N/A	N/A

The Landings	Residential Apartments	*	N/A	N/A	N/A	N/A

Chalet	Residential Apartments	*	N/A	N/A	N/A	N/A

Barrington Hills	Residential Apartments	*	N/A	N/A	N/A	N/A

* The majority of the residents execute six to twelve month leases.

PROPERTY		FEDERAL TAX BASIS	FEDERAL TAX METHOD	FEDERAL TAX LIFE	2002 REALTY TAX PAID

The Atrium	Building Personal Property Building	$ 7,640,000 958,000	SLMM SLMM	30-39 10-12	$222,000

ACI	Building Personal Property	5,409,000 500,000	SLMM SLMM	35-39 10-12	$109,000

Forest Park	Building Land Improvements Personal Property	2,259,000 616,000 196,000	SLMM SLMM SLMM	27.5 15 10	$ 31,000

King's Court	Building Personal Property	3,374,000 146,000	SLMM SLMM	27.5 10	$ 38,000

The Landings	Building Personal Property	4,990,000 288,000	SLMM SLMM	27.5 10	* $ 54,000

Chalet	Building Personal Property	7,370,000 433,000	SLMM SLMM	27.5 10	$121,000

Barrington Hills	Building Personal Property	6,128,000 784,000	SLMM SLMM	27.5 10	* $ 66,000

		$41,091,000

SLMM - Straight line, mid-month
* Tax bills in arrears - 2001 tax paid in 2002.

The business in which the Registrant is engaged is highly competitive. The Registrant's investment properties are located in or near major urban areas and are subject to competition from other similar types of properties in such areas. The Registrant competes for tenants for its properties with numerous other real estate investment trusts, as well as with individuals, corporations, real estate limited partnerships and other entities engaged in real estate investment activities. Such competition is based on such factors as location, rent schedules and services and amenities provided. A substantial portion of the Trust's revenues are derived from a single tenant. (See Note 4 to the accompanying consolidated financial statements.)

Additional information required by Item 102 of Regulation S-B is incorporated by reference from the Registrant's 2002 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 3: LEGAL PROCEEDINGS

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Shareholders during the fourth quarter of 2002.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by Item 201 of Regulation S-B is incorporated by reference from the Registrant's 2002 Annual Report to Shareholders under the headings "Market Information," "NASDAQ" and "Dividends".

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information required by Item 303 of Regulation S-B is incorporated by reference from the Registrant's 2002 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7: FINANCIAL STATEMENTS

The consolidated financial statements of the Registrant are incorporated by reference from the Registrant's 2002 Annual Report to Shareholders.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9: TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

a.)	Trustees- the information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 13, 2003 under the captions "Election of Trustees" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.
b.)	Executive Officers-Information regarding the Executive Officers of the Registrant is as set forth in Item 1A of this report under the caption "Executive Officers of the Registrant."

ITEM 10: EXECUTIVE COMPENSATION

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 13, 2003 under the captions "Election of Trustees-Trustee's Compensation," "Election of Trustees-Executive Compensation," "Election of Trustees-Related Transactions," and "Election of Trustees-Report of the Independent Trustees" is incorporated herein by reference. The Registrant does not have any compensation plans under which equity securities of the Registrant are authorized for issuance.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 13, 2003 under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held May 13, 2003 under the caption "Election of Trustees-Related Transactions" is incorporated herein by reference.

ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) A list of exhibits required to be filed as part of this report on Form 10-KSB is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference. The following documents are filed as a part of this report:

The following financial statements of the Registrant are incorporated by reference to the Registrant's 2002 Annual Report to Shareholders:

Consolidated Balance Sheets (December 31, 2002 and 2001)

Consolidated Statements of Operations (For the years ended December 31, 2002 and 2001)

Consolidated Statements of Shareholders' Equity (For the years ended December 31, 2002 and 2001)

Consolidated Statements of Cash Flows (For the years ended December 31, 2002 and 2001)

Notes to Consolidated Financial Statements (December 31, 2002 and 2001)

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Registrant since the end of the third quarter of 2002:

On October 21, 2002, the Trust filed a report on Form 8-K (File No. 0000-13754) indicating the Registrant had issued a press release on October 18, 2002, announcing that its wholly-owned subsidiary had entered into a contract to sell the ACI Building.

On November 13, 2002, The Trust filed a report on Form 8-K (File No. 0000-13754) indicating the Registrant had issued a press release on November 13, 2002, announcing that SGD Investments, Inc., had exercised its right to terminate the contract to purchase the ACI Building.

ITEM 14: CONTROLS AND PROCEDURES

Under the supervision and with the participation of the management of Maxus Realty Trust, Inc., including the Trust's Chief Executive Officer and Chief Financial officer, the Trust has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of the Chief Executive Officer and Chief Financial Officer within the last 90 days. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective. There have been no significant changes in the system of internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation by the Chief Executive Officer and Chief Financial Officer.

ITEM 15: PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held May 13, 2003 under the captions "Election of Trustees--Audit Fees," "Election of Trustees--Audit-Related Fees," "Election of Trustees--Tax Fees," "Election of Trustees--All Other Fees" and "Election of Trustees--Audit Committee's Pre-Approval Policies" is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: March 14, 2003	MAXUS REALTY TRUST, INC.
/s/ Danley K. Sheldon
By: Danley K. Sheldon President, Chief Executive Officer and Trustee

In accordance with the Securities Exchange Act of 1934, this report has been signed below on March 14, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ David L. Johnson
David L. Johnson Chairman and Trustee

/s/ Danley K. Sheldon
By: Danley K. Sheldon President, Chief Executive Officer and Trustee

/s/ John W. Alvey
John W. Alvey Vice President, Chief Financial and Accounting Officer

/s/ Christopher Garlich
Christopher Garlich Trustee

/s/ Monte McDowell
Monte McDowell Trustee

/s/ Robert B. Thomson
Robert B. Thomson Trustee

/s/ Steve Rosenberg
Steve Rosenberg Trustee

/s/ W. Robert Kohorst
W. Robert Kohorst Trustee

CERTIFICATION OF THE ANNUAL REPORT
OF
MAXUS REALTY TRUST, INC.

          I, Danley K. Sheldon, certify that:

          1.  I have reviewed this annual report on Form 10-KSB of Maxus Realty Trust, Inc.;

          2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Danley K. Sheldon
Danley K. Sheldon President and Chief Executive Officer of Maxus Realty Trust, Inc.

CERTIFICATION OF THE ANNUAL REPORT OF MAXUS REALTY TRUST, INC.

          I, John W. Alvey, certify that:

          1.  I have reviewed this annual report on Form 10-KSB of Maxus Realty Trust, Inc.;

          2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b)  ny fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ John W. Alvey
John W. Alvey Vice President, and Chief Financial and Accounting Officer of Maxus Realty Trust, Inc.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation dated June 12, 1984, as amended, are incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 00013754).

3.2	Bylaws of the Registrant, as amended, are incorporated by reference to Exhibit 3.2, to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 0013754)

4.1	Multifamily Mortgage Assignment of Rents and Security Agreement dated September 11, 2001 by and between Garden Chalet I L.P. and Eichler and Fayne & Associates is incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

4.2	Amendment to Multifamily Mortgage, Assignment of Rents and Security Agreement dated September 27, 2001 by and between Chalet I Acquisition, L.L.C. and Fannie Mae is incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

4.3	Multifamily Mortgage, Assignment of Rents and Security Agreement dated August 15, 1997 by and between Waterton Rock, Limited and Berkshire Mortgage Finance Limited Partnership is incorporated by reference to Exhibit 10.18 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

4.4	Multifamily Mortgage, Assignment of Rents and Security Agreement dated July 1, 1999 by and between Waterton Raintree, LLC and Berkshire Mortgage Finance Limited Partnership is incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

4.5	Land Use Regulatory Agreement dated July 1, 1999 by and among Pulaski County Public Facilities Board, State Street Bank and Trust Company of Missouri, N.A. and Waterton Raintree, LLC. is incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.1	First Amended Optional Stock Dividend Plan, as amended January 25, 2002.

10.2	Management Agreement dated November 10, 1999 by and between Nooney Realty Trust, Inc. and Maxus Properties, Inc. regarding the ACI Building is incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.3	Management Agreement dated November 10, 1999 by and between Nooney Realty Trust, Inc. and Maxus Properties, Inc. regarding the Atrium at Alpha Business Center is incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.4	Office/Warehouse Lease Agreement dated June 2, 1989, as further amended by First Amendment to Lease dated July 6, 1994, and Second Amendment to Lease dated March 30, 1999 by and between Nooney, Inc., agent for Nooney Realty Trust, Inc., as Landlord, and Household Finance Corporation III, as tenant is incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.5	ACI Building Lease dated December 28, 1992, as further amended by First Amendment to Lease dated September 9, 1998 by and between Nooney Realty Trust, Inc., through its agent, Nooney Krombach Company, and Applied Communications, Inc is incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.6	Second Amendment to Lease dated November 30, 2001, by and between Maxus Realty Trust, Inc., through its agent Maxus Properties, Inc., and Applied Communications, Inc.

10.7	Management Agreement between Maxus Properties, Inc. and North Winn Acquisition, L.L.C. dated August 16, 2000 is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.8	Real Estate Sale and Purchase Agreement made as of January 2, 2001 by and between Maxus Realty Trust, Inc. and Vanguard Archives, Inc. is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 18, 2001 (File No. 000-13754).

10.9	Agreement for Purchase and Sale dated June 25, 2001 by and among Garden Chalet I L.P., Chalet II Associates and KelCor, Inc is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.10	First Amendment to Agreement for Purchase and Sale dated July 27, 2001 by and among Garden Chalet I L.P., Chalet II Associates and KelCor, Inc. is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.11	Second Amendment to Agreement for Purchase and Sale dated August 10, 2001 by and among Garden Chalet I L.P., Chalet II Associates and KelCor, Inc. is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.12	Third Amendment to Agreement for Purchase and Sale dated August 30, 2001 by and among Garden Chalet I L.P., Chalet II Associates and KelCor, Inc. is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.13	Fourth Amendment to Agreement for Purchase and Sale dated September 10, 2001 by and among Garden Chalet I L.P., Chalet II Associates and KelCor, Inc, as assignor of its right to purchase Chalet I and Chalet II to Chalet I Acquisition, L.L.C. and Chalet II Acquisition, L.L.C., respectively, is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.14	Assumption and Release Agreement dated September 27, 2001 by and among Garden Chalet I L.P., American Realty Trust, Inc., Chalet I Acquisition, L.L.C., Maxus Realty Trust, Inc. and Fannie Mae is incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.15	Assumption and Release Agreement for Chalet II dated September 27, 2001 by and among Chalet II Associates, National Operating, L.P., Chalet II Acquisition, L.L.C., Maxus Realty Trust, Inc. and Fannie Mae is incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.16	Management Agreement for Chalet I and II dated August 13, 2001 by and between Chalet I Acquisition, L.L.C., Chalet II Acquisition, L.L.C. and Maxus Properties, Inc., is incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.17	Purchase Agreement dated July 10, 2001 by and between Waterton Rock, Limited and KelCor, Inc. is incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.18	First Amendment to Purchase Agreement dated August 9, 2001 by and between Waterton Rock, Limited and KelCor, Inc. is incorporated by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.19	Second Amendment to Purchase Agreement dated August 28, 2001 by and between Waterton Rock Limited and KelCor, Inc. is incorporated by reference to Exhibit 10.15 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.20	Assignment of Purchase Agreement dated September 21, 2001 by and between KelCor, Inc. and Landings Acquisition, L.L.C. is incorporated by reference to Exhibit 10.16 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.21	Assumption and Release Agreement dated September 28, 2001 by and between Waterton Rock, Limited, David R. Schwartz, Peter M. Vilim, Landings Acquisition, L.L.C., Maxus Realty Trust, Inc. and Fannie Mae is incorporated by reference to Exhibit 10.17 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.22	Management Agreement for Landings dated September 28, 2001 by and between Landings Acquisition, L.L.C. and Maxus Properties, Inc. is incorporated by reference to Exhibit 10.19 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.23	Management Agreement for King's Court dated August 17, 2001 by and between Maxus Realty Trust, Inc., and Maxus Properties, Inc. is incorporated by reference to Exhibit 10-18 to the

Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, as filed pursuant to Rule 13a-3 under the Securities and Exchange Act of 1934 (File No. 000-13754.)

10.24	Amendment to Land Use Regulatory Agreement dated November 14, 2001 by and among Pulaski County Public Facilities Board, State Street Bank and Trust Company of Missouri, N.A., Waterton Raintree, LLC and Barrington Hills Acquisition, L.L.C. is incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.25	Purchase Agreement dated May 8, 2001 by and among Waterton Raintree, LLC and KelCor, Inc. is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).
.
10.26	First Amendment to Purchase Agreement dated July 11, 2001 by and among Waterton Raintree, LLC and KelCor, Inc. is incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.27	Second Amendment to Purchase Agreement dated July 27, 2001 by and among Waterton Raintree, LLC and KelCor, Inc. is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.28	Third Amendment to Purchase Agreement dated August 9, 2001 by and among Waterton Raintree, LLC and KelCor, Inc. is incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.29	Fourth Amendment to Purchase Agreement dated August 30, 2001 by and among Waterton Raintree, LLC and KelCor, Inc.is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.30	Fifth Amendment to Purchase Agreement dated October 22, 2001 by and among Waterton Raintree, LLC and KelCor, Inc. is incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.31	Sixth Amendment to Purchase Agreement dated October 30, 2001 by and among Waterton Raintree, LLC and KelCor, Inc. is incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.32	Bill of Sale and Assumption Agreement dated November 14, 2001 by and among Waterton Raintree, LLC and Barrington Hills Acquisition, L.L.C. is incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.33	Management Agreement for Barrington dated November 1, 2001 by and between Barrington Hills Acquisition, L.L.C. and Maxus Properties, Inc. is incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

13	2002 Annual Report to Shareholders. Except for those portions expressly incorporated by reference in this Form 10-KSB, the 2002 Annual Report to Shareholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-KSB.

21	Subsidiaries of Maxus Realty Trust, Inc.

North Winn Acquisition, L.L.C.
Chalet I Acquisition, L.L.C.
Chalet II Acquisition, L.L.C.
Landings Acquisition, L.L.C.
Barrington Hills Acquisition, L.L.C.
Maxus Operating Limited Partnership
Maxus Realty G.P., Inc.
ACI Financing, L.L.C.