Form 10QSB
period 2003-03-31
MAXUS REALTY TRUST INC
filed 2003-05-06
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarter period ended         March 31, 2003
                                    ----------------



___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                 ------------------      -------------------

Commission file number  000-13754
                        ---------


                            MAXUS REALTY TRUST, INC.
                          ---------------------------
        (Exact name of small business issuer as specified in its charter)

             Missouri                                   43-1339136
-------------------------------                     ------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  104 Armour, North Kansas City, Missouri 64116
                  ---------------------------------------------
                    (Address of principal executive offices)

Trust's telephone number, including area code        (816) 303-4500
                                                 ---------------------

State the number of shares outstanding of the Trust's sole class of common equity, $1.00 par value common stock, as of May 5, 2003: 1,233,098.
                                                         ---------

                                      INDEX


                                                                            Page
PART I -     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:
             Consolidated Balance Sheets                                       3
             Consolidated Statements of Operations                             4
             Consolidated Statements of Cash Flows                             5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OF OPERATIONS                                          7
7

ITEM 3.      CONTROLS AND PROCEDURES                                          14

PART II -    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                14
ITEM 2.      CHANGES IN SECURITIES                                            14
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                  14
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              15
ITEM 5.      OTHER INFORMATION                                                15
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                 15

SIGNATURES                                                                    16
EXHIBIT INDEX                                                                 19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MAXUS REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                               March 31,          December 31,
                                                                                 2003                 2002
                                                                             (Unaudited)
ASSETS:
Investment property
   Land                                                                   $    2,997,000           2,997,000
   Buildings and improvements                                                 39,341,000          39,295,000
   Personal property                                                           1,827,000           1,795,000
                                                                            ------------        ------------
                                                                              44,165,000          44,087,000
   Less accumulated depreciation                                              (9,215,000)         (8,806,000)
                                                                            ------------        ------------
           Total investment property, net                                     34,950,000          35,281,000


Cash                                                                             303,000             123,000
Escrows and reserves                                                             899,000             885,000
Accounts receivable                                                              434,000             419,000
Prepaid expenses and other assets                                                179,000             224,000
Deferred expenses, less accumulated amortization                                 529,000             551,000
                                                                            ------------        ------------
           Total assets                                                   $   37,294,000          37,483,000
                                                                            ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Mortgage notes payable                                                 $   23,437,000          23,510,000
   Line of credit                                                              1,385,000           1,385,000
   Accounts payable, prepaid rent, and accrued expenses                          633,000             628,000
   Real estate taxes payable                                                     353,000             223,000
   Refundable tenant deposits                                                    226,000             232,000
                                                                            ------------        ------------
           Total liabilities                                                  26,034,000          25,978,000
                                                                            ------------        ------------
Shareholders' equity:
   Common stock, $1 par value: authorized 5,000,000 shares
      1,233,000 and 1,230,000 shares issued and outstanding
      at March 31, 2003 and December 31, 2002, respectively                    1,233,000           1,230,000
   Additional paid-in-capital                                                 17,221,000          17,194,000
   Distributions in excess of accumulated earnings                            (7,194,000)         (6,919,000)
                                                                            ------------         -----------
           Total shareholders' equity                                         11,260,000          11,505,000
                                                                            ------------        ------------
                                                                          $   37,294,000          37,483,000
                                                                            ============        ============
See accompanying notes to consolidated financial statements.



                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                     Three Months Ended
                                                                                March 31,          March 31,
                                                                                  2003               2002
Income
   Revenues:
    Rental                                                                 $   1,691,000           1,685,000
    Other                                                                        123,000             161,000
                                                                             -----------         -----------
          Total revenues                                                       1,814,000           1,846,000
                                                                             -----------         -----------
Expenses:
   Depreciation and amortization                                                 430,000             409,000
   Repairs and maintenance, including common
      area maintenance                                                           193,000             238,000
   Real estate taxes                                                             160,000             159,000

   Interest                                                                      412,000             416,000
   General and administrative                                                    107,000              92,000
   Utilities                                                                     113,000             120,000
   Property management fees - related parties                                     80,000              79,000
   Other operating expenses                                                      286,000             228,000
                                                                             -----------         -----------
           Total expenses                                                      1,781,000           1,741,000
                                                                             -----------         -----------
           Net income                                                      $      33,000             105,000
                                                                             ===========         ===========

Per share data:
           Net income - basic and diluted                                  $         .03                 .09
                                                                             ===========         ===========
    Distributions paid in current year                                     $         .25                 .25
                                                                             ===========         ===========
    Weighted average shares outstanding                                        1,230,000           1,220,000
                                                                             ===========         ===========


See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Three Months Ended
                                                                            March 31,            March 31,
                                                                              2003                  2002
Cash flows from operating activities:
   Net income                                                           $     33,000              105,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                         430,000              409,000
       Changes in accounts affecting operations:
           Accounts receivable                                               (15,000)             (40,000)
           Prepaid expenses and other assets                                  45,000               72,000
           Escrows and reserves                                              (14,000)            (246,000)
           Accounts payable and other liabilities                            129,000               49,000
                                                                           ---------            ---------

                Net cash provided by operating activities                    608,000              349,000
                                                                           ---------            ---------

Cash flows from investing activities:
       Capital expenditures                                                  (78,000)            (153,000)
                                                                           ---------            ---------

                Net cash used in investing activities                        (78,000)            (153,000)
                                                                           ---------            ---------

Cash flows from financing activities:
       Principal payments on mortgage notes payable                          (73,000)             (69,000)
       Net change in line of credit                                              ---               52,000
       Issuance of common stock                                               30,000               24,000
       Distributions paid to shareholders                                   (307,000)            (305,000)
                                                                           ---------            ---------

                Net cash used in financing activities                       (350,000)            (298,000)
                                                                           ---------            ---------

                Net increase (decrease) in cash                              180,000             (102,000)

Cash, beginning of period                                                    123,000              249,000
                                                                           ---------            ---------

Cash, end of period                                                     $    303,000              147,000
                                                                           =========            =========

Supplemental disclosure of cash flow information -
   cash paid during the three-month period for interest                 $    411,000              416,000
                                                                           =========            =========


See accompanying notes to consolidated financial statements

                            MAXUS REALTY TRUST, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (the "Trust" or "Registrant") for the year ended December 31, 2002, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Trust's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made. The results for the three-month period ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire year.

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

Following is information for each segment for the three months ended March 31, 2003 and 2002:

                                                           Commercial          Corporate
March 31, 2003                       Apartments            buildings           and other                  Total
---------------                      ----------            ---------           ---------                  -----
                                                                   (in thousands)

Total revenues                      $ 1,290,000              524,000                ---                1,814,000
Net income (loss)                        76,000               64,000           (107,000)                  33,000
Capital expenditures                     66,000               12,000                ---                   78,000
Depreciation and amortization           291,000              139,000                ---                  430,000
Interest expense                        307,000              105,000                ---                  412,000

March 31, 2002
--------------

Total revenues                      $ 1,300,000              546,000                ---                1,846,000
Net income (loss)                        97,000              100,000            (92,000)                 105,000
Capital expenditures                     95,000               58,000                ---                  153,000
Depreciation and amortization           287,000              122,000                ---                  409,000
Interest expense                        311,000              105,000                ---                  416,000


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

This section includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this section and located elsewhere in this Form 10-QSB regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) the ability to retain key tenants, (ii) general economic, business, market and social conditions, (iii) trends in the real estate investment market, (iv) projected leasing and sales, (v) competition, (vi) inflation and (vii) future prospects for the Trust. Readers are urged to consider these factors carefully in evaluating the forward-looking statements.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included herein are made only as of the date of this Form 10-QSB, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the accompanying Consolidated Financial Statements. The most significant assumptions and estimates relate to revenue recognition, depreciable lives of investment property, capital expenditures, properties held for sale, and the valuation of investment property. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

Lease agreements are accounted for as operating leases, and rentals from such leases are reported as revenues ratably over the terms of the leases. The recognition of scheduled rent increases on a straight-line basis results in recognition of a receivable. Such receivable was $386,000 at March 31, 2003.

The Trust believes this receivable will be collectable over the life of the lease. If the lease was terminated, the receivable could become uncollectible, but to the extent that the receivable represents future cash earnings, the Trust believes the risk is immaterial.

Investment Property Useful Lives

The Trust is required to make subjective assessments as to the useful lives of its properties for the purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Trust's net income.

Buildings and  improvements are depreciated over their estimated useful lives of
27.5 to 35 years on a straight-line basis. Tenant improvements are depreciated over the term of the lease on a straight-line basis. Personal property is depreciated over its estimated useful life ranging from 5 to 7 years using the straight-line method.

Capital Expenditures

For reporting purposes, the Trust capitalizes all carpet, flooring, blinds, appliance and HVAC replacements. The Trust expenses all other expenditures that total less than $10,000. Expenditures over $10,000 and expenditures related to contracts over $10,000 are evaluated individually for capitalization. Repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized.

Classification of Properties

The Trust is required to make subjective assessments as to whether a property should be classified as "Held for Sale" under the provisions of SFAS 144. SFAS 144 contains certain criteria that must be met in order for a property to be classified as held for sale, including: management commits to a plan to sell the asset; the asset is available for immediate sale in its present condition; an active program to locate a buyer has been initiated; the sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a sale within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Management believes that a property should not be classified as "Held for Sale" until a contract for the sale of a property has been executed, all inspection periods have passed and any earnest deposit becomes non-refundable and the only pending item to complete the sale is the passage of time. Until this point, management believes that there may be actions required to complete the plan that may result in changes to or termination of the plan, and therefore the property should not be classified as "Held for Sale" under SFAS 144.

The classification of a property as held for sale can have a significant impact, in certain situations in determining whether a property's carrying value is impaired under SFAS 144.

Impairment of Investment Property Values

The Trust is required to make subjective assessments as to whether there are impairments in the value of its investment properties. Management's estimates of impairment in the value of investment properties have a direct impact on the Trust's net income.

The Trust follows the provisions of Statement of Financial  Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Trust assesses the carrying value of its long-lived asset whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors that may occur and indicate that an impairment may exist include, but are not limited to: significant underperformance relative to projected future operating results; significant changes in the manner of the use of the asset; and significant adverse industry or market economic trends. If an indicator of possible impairment exists, a property is evaluated for impairment by a comparison of the carrying amount of a property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized by the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of its properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Trust.

DESCRIPTION OF BUSINESS

The Trust invests in income-producing real properties, primarily apartments and commercial buildings. The Trust's portfolio is comprised of:

                                      SQUARE
                                      FEET/
PROPERTY                              # UNITS      TYPE                 LOCATION               PURCHASE DATE

Atrium Business Center                89,000       Multi-Tenant         Bloomington, MN        March, 1985
(the "Atrium")                                     Office

ACI Worldwide, Inc. (formerly         70,000       Single Tenant        Omaha, NE              January, 1986
Applied Communications, Inc.)                      Office
("ACI")

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


LIQUIDITY AND CAPITAL RESOURCES

Cash and escrows and reserves as of March 31, 2003 were $1,202,000, an increase of $194,000 from the balance of $1,008,000 at December 31, 2002. Escrows and reserves includes $899,000 and $885,000 at March 31, 2003 and December 31, 2002, respectively, held in escrow and reserves by various lenders, which are not readily available for current disbursement. Net cash provided by operating activities for the three-month period ended March 31, 2003 was $608,000 compared to $349,000 for the three-month period ended March 31, 2002. The increase was primarily due to an increase in escrows and reserves of $246,000 for the quarter ended March 31, 2002 which lowered cash flows from operating activities in that period. Net cash used in investing activities was $78,000 and $153,000 for the quarters ended March 31, 2003 and 2002, and consisted solely of capital expenditures. Capital expenditures in 2003 consisted primarily of $42,000 for replacements of carpet, flooring, HVAC, appliances and blinds, along with various other property replacements, upgrades and tenant improvements. Net cash used in financing activities was $350,000 in 2003 and $298,000 in 2002, including distributions paid totaling $307,000 in 2003 and $305,000 in 2002.

Contractual Obligations and Commercial Commitments

                              Balance at                Interest                       Due
                            March 31, 2003                Rate

The Atrium*                 $   1,385,000                 4.25%                  November, 2003

ACI                             4,194,000                 8.63%                  August 1, 2010

Forest Park                     1,918,000                 4.91%                  September 1, 2007

King's Court                    2,209,000                 5.69%                  November 1, 2026

Chalet I                        4,027,000                 6.59%                  October 1, 2008

Chalet II                       1,520,000                 6.535%                 October 1, 2008

The Landings                    3,765,000                 7.66%                  September 1, 2007

Barrington Hills                5,804,000                 6.035%                 July 1, 2029
                              -----------

Total                        $ 24,822,000
                              ===========

* The available balance on the line of credit is $165,000. The line of credit expires in November of 2003. Management expects to examine the options available at the time of expiration and either extend the terms of the line of credit or obtain new financing, as appropriate. Management does not anticipate difficulty in extending the terms of the line of credit or obtaining comparable terms for new financing if appropriate.

Reference is also made to Note 2 of Notes to Financial Statements incorporated by reference in the Trust's Annual Report on Form 10-KSB for a description of mortgage indebtedness secured by the Trust's real property investments.

Management believes the Trust's current cash position and the properties' ability to provide operating cash flows should enable the Trust to fund anticipated operating and capital expenditures in 2003. The Atrium was 71% occupied at March 31, 2003. If occupancy increases, or tenants renew their leases that expire in 2003, the Trust could incur material tenant improvement costs during 2003. Tenant improvement costs are currently anticipated to be $80,000 to $90,000 in 2003. Projected capital expenditures of approximately $215,000 are planned at Barrington Hills in 2003, primarily for painting the complex, with the majority of the expenditures expected to be reimbursed from reserves held by lender. Except for the items mentioned, management does not anticipate any material capital operating expenditures at any one property in 2003. However, the Trust will continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities. The Trust's ability to acquire investment properties and to incur material capital expenditures if desirable opportunities arise will be dependent on the Trust's ability to obtain suitable financing on reasonable terms to fund the acquisitions.

Management does not believe the risk of changes in operations that would adversely impact cash flow from operating activities is a material risk. As leases expire, they are expected to be replaced or renewed in the normal course of business over a reasonable period of time. The Atrium has leases which expire in the remainder of 2003 for 30,000 square feet and $558,000 in revenue and leases that expire in 2004 for 12,000 square feet and $209,000 in revenue.

The Board of Trustees voted to approve the listing of the Atrium and the ACI building, and subsequently a listing agreement was entered into for each property. The current market may not support the listing prices, and no guarantee can be made as to whether or not the sale of these assets will occur in the near future.

Insurance

Industry wide, insurance rates continue to rise. In 2002, the Trust experienced rate increases upon the renewal of insurance policies on its properties of approximately 30% or $44,000 on an annualized basis due to a continuing tightening of risk underwriting. Assuming 2003 insurance rate increases do not significantly exceed those experienced in 2002, management believes the Trust will be able to absorb future increases in insurance rates and eventually expects to pass these expenses on to tenants through increased rents.

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the three months ended March 31, 2003 and 2002 are detailed in the schedule below.

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


       Funds from Operations
                                                                    Three Months Ended
                                                              March 31,             March 31,
                                                                2003                  2002
       Revenue                                           $   1,814,000             1,846,000
       Expenses                                              1,781,000             1,741,000
                                                            ----------            ----------
       Net Income                                               33,000               105,000
       Depreciation and Amortization                           430,000               409,000
                                                            ----------            ----------
       Funds from Operations                             $     463,000               514,000
                                                            ==========             =========


Comparison of Consolidated Results

For the three-month period ended March 31, 2003 the Trust's consolidated revenues were $1,814,000. Revenues decreased $32,000 (1.7%) for the three-month period ended March 31, 2003 as compared to the same period ended March 31 2002. The decrease in consolidated revenue is attributable primarily to the insurance reimbursement received in 2002 for Barrington Hills of $49,000, which was classified as other income in 2002.

For the quarter ended March 31, 2003, the Trust's consolidated expenses were $1,781,000 compared to $1,741,000 for the quarter ended March 31, 2002. The increase in expenses of $40,000 (2.3%) is due primarily to an increase in other operating expenses of $58,000, with $34,000 of the increase reflecting an increase in insurance expense.

The net income for the quarter ended March 31, 2003 was $33,000 or $.03 per share. The net income for the quarter ended March 31, 2002 was $105,000 or $.09 per share.

Cash flow provided by operating activities was $608,000 for the quarter ended March 31, 2003 compared to $349,000 in 2002. Cash flow used in investing activities was $78,000 for the quarter ended March 31, 2003 compared to $153,000 in 2002. Cash flow used in financing activities was $350,000 for the quarter ended March 31, 2002 compared to $298,000 in 2002. The cash flow used in financing activities primarily consisted of the distribution of $.25 per share ($307,000) paid in March 2003.

Comparison of Results by Segment

For the quarter ended March 31, 2003, revenues for the Trust's Commercial Buildings Segment decreased $22,000 (4.0%) as compared to the same time period last year. This decrease is primarily due to a $26,000 decrease in rental income at the Atrium primarily as a result of a decrease in occupancy from the same period in 2002.

For the quarter ended March 31, 2003, expenses for the Commercial Buildings Segment increased $14,000 (3.1%) mainly due to an increase in depreciation and amortization expense of $17,000. Various other increases and decreases in expense categories partially offset this increase.

For the quarter ended March 31, 2003, revenues for the Apartments Segment remained fairly level, decreasing less than 1.0% from the period ended March 31, 2002. Due to increased competitiveness in the marketplace, rental income at Chalet decreased by $25,000 but this decrease was offset by increased rental income at the remaining residential properties of $52,000. Other revenue decreased $35,000 primarily due to insurance reimbursement received in 2002 for Barrington Hills of $49,000, which classified as other income in 2002.

For the quarter ended March 31, 2003, expenses for the Apartments Segment increased $11,000 (0.9%) primarily as a result of increased other operating expenses of $47,000, of which $28,000 represents an increase in insurance expense, offset by a decrease in repairs and maintenance of $39,000.

Occupancy

The occupancy levels at March 31 were as follows:

                                                             OCCUPANCY LEVELS AT MARCH 31,
                                                              2003                  2002

         The Atrium                                            71%                   76%
         ACI                                                  100%                  100%
         Forest Park                                           95%                   94%
         King's Court                                          98%                   96%
         Chalet                                                91%                   97%
         The Landings                                          95%                   95%
         Barrington Hills                                      98%                   93%


During the quarter ended March 31, 2003, the occupancy level at the Atrium remained constant with December 31, 2002 at 71%. Four tenants renewed their leases for 5,163 square feet. Two tenants relocated within the building in the first quarter resulting in a net gain of 919 square feet. No tenants vacated during the quarter ended March 31, 2003. However, one tenant who occupies 7,899 square feet gave notice to vacate on May 31, 2003. A new lease was signed for 4,322 square feet with a move in date of April 1, 2003. The property has one major tenant occupying 16% of the building. The lease for this tenant expires in December 2003. Market conditions in the Minneapolis area continue to be challenging due to large amounts of available sublease space negatively affecting current market rents and leasing.

The ACI building has a single tenant occupying 100% of the building. The lease expires in August 2008. Recently, the parent company of the single tenant restated its consolidated financial statements. In connection with the restatement of its financial statements, class action lawsuits have been publicly announced against the parent company and certain of its former and present officers and directors alleging violations of securities laws on the grounds that certain of the parent company's Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements therein not misleading. Derivative action lawsuits have also been filed on behalf of the parent company against certain named officers and directors of the parent company. The parent company has publicly reported that if it were to lose any of these lawsuits or if they were not settled on favorable terms, the judgment or settlement may have a material adverse effect on the parent company's consolidated financial position, results of operations and cash flows. The Trust is monitoring this litigation closely, but is unable at this time to determine what impact, if any, these lawsuits will have on the tenant's ability to meet its payment obligations under its lease with the Trust.

At Forest Park, occupancy of 95% on March 31, 2003 is ahead of market. Northern Kansas City, Missouri market conditions show heavy concessions and average occupancy of 93%. Forest Park has experienced above market occupancy and lower than market concessions throughout 2002. King's Court has also experienced above market occupancy, achieved by offering increased concessions. Occupancy was 98% on March 31, 2003. The Olathe, Kansas area market occupancy rates are averaging 85% with concessions and specials. In Topeka, Kansas, newly completed apartments built near Chalet compete for the same tenants. Occupancy rates in the market are in the low 90% range, however, concessions are up and rates are down in the market. Chalet's occupancy at March 31, 2003 of 91% reflects market conditions. The Landings and Barrington Hills are both located in Little Rock, Arkansas, where the market occupancy rates are currently in the mid 90% range. The Landings was 95% occupied, and Barrington Hills was 98% occupied at March 31, 2003. Both properties have experienced rental and other income increases compared to the quarter ended March 31, 2002.

CONTINGENCIES

The Atrium has been classified in the Minneapolis Airport Commission's (the "MAC") Safety Zone A in the expansion of the Minneapolis Airport. The expansion runway is anticipated to be completed in late 2005. The MAC began buying out impacted buildings during 1999. Safety Zone A is adjacent to the Federal
Aviation Authority's runway protection zone. The Trust will monitor the increased noise from the new runway to determine any impact on future leasing of the building. If the Trust determines there is a negative impact, the Trust intends to petition the MAC to buy the building.

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

MARKET RISK

The Trust has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at March 31, 2003.

The Trust does not believe that it has any material exposure to interest rate risk. The debt on the ACI building is at a fixed rated of 8.63% and matures in 2010; the debt on King's Court is at a fixed rate of 5.69% and matures in 2026; the debt on the Landings is at a fixed rate of 7.66% and matures in 2007; the debt on Chalet is at fixed rates of 6.59% and 6.535% and matures in 2008; and the debt on Barrington Hills is at a fixed rate of 6.035%, is repriced in 2009 and matures in 2029. The debt on Forest Park and the line of credit are each variable. The current interest rates on Forest Park and the line of credit are 4.91% and 4.25%, respectively. The debt on Forest Park matures in 2007. The line of credit was extended in November 2002, on the same terms and now matures in November 2003. Management expects to examine the options available at the time of expiration and either extend the terms of the line of credit or obtain new financing, as appropriate. Management does not anticipate difficulty in extending the terms of the line of credit or obtaining comparable terms for new financing if appropriate. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $33,000.

INFLATION

The effects of inflation did not have a material impact upon the Trust's operations in the quarter ended March 31, 2003, or in fiscal 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Trust to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Trust also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Trust adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Trust's consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any "off-balance sheet arrangements" as defined in
Item 303 (c) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

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

           None


ITEM 5.    OTHER INFORMATION

           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                See Exhibits Index on Page 19

           (b)  Reports on Form 8-K

                On March 14, 2003, the Registrant filed a report on Form 8-K (File No. 000-13754), which included Item 7. Exhibits 99.1 & 99.2, Certifications of the President and Chief Executive Officer and the Chief Financial Officer and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act and Item 9. Regulation FD Disclosure relating to these certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          MAXUS REALTY TRUST, INC.

Date: May 6, 2003                  By:    /s/ Danley K. Sheldon
                                          ---------------------
                                          Danley K. Sheldon
                                          President and Chief Executive
                                          Officer

Date: May 6, 2003                  By:    /s/ John W. Alvey
                                          ---------------------
                                          John W. Alvey
                                          Vice President
                                          Chief Financial and Accounting Officer

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


Date: May 6, 2003                       /s/ Danley K. Sheldon
                                        ---------------------------
                                        Danley K. Sheldon
                                        President and Chief Executive Officer of
                                        Maxus Realty Trust, Inc.

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


Date: May 6, 2003

                                       /s/ John W. Alvey
                                       ---------------------
                                       John W. Alvey
                                       Vice President, and
                                       Chief Financial and Accounting Officer of
                                       Maxus Realty Trust, Inc.

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