Form 10QSB
period 2003-06-30
MAXUS REALTY TRUST INC
filed 2003-08-11
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

   X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934

For the quarter period ended    June 30, 2003
                              -----------------



         TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

For the transition period from                       to
                                 ------------------       -------------------

Commission file number  000-13754
                        ---------


                            MAXUS REALTY TRUST, INC.
                           -------------------------
      (Exact name of small business issuer as specified in its charter)

          Missouri                                     43-1339136
-------------------------------           -------------------------------------
(State or other jurisdiction of           (I.R.S.  Employer  Identification No.)
incorporation or organization)

                  104 Armour, North Kansas City, Missouri 64116
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (816) 303-4500
                                ----------------
                (Trust's telephone number, including area code)


State the number of shares outstanding of the Trust's sole class of common equity, $1.00 par value common stock, as of August 1, 2003: 1,235,923.

                                      INDEX


                                                                            Page
PART I -     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:
             Consolidated Balance Sheets                                       3
             Consolidated Statements of Operations                             4
             Consolidated Statements of Cash Flows                             5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS                                                     9

ITEM 3.      CONTROLS AND PROCEDURES                                          17

PART II -    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                17
ITEM 2.      CHANGES IN SECURITIES                                            17
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                  17
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              17
ITEM 5.      OTHER INFORMATION                                                18
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                 18

SIGNATURES                                                                    19
EXHIBIT INDEX                                                                 20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MAXUS REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,         December 31,
                                                                                  2003               2002
                                                                              (Unaudited)
ASSETS:
Investment property
   Land                                                                $       2,174,000           2,174,000
   Buildings and improvements                                                 30,767,000          30,698,000
   Personal property                                                           1,905,000           1,795,000
                                                                             -----------         -----------
                                                                              34,846,000          34,667,000
   Less accumulated depreciation                                              (4,935,000)         (4,269,000)
                                                                             -----------         -----------
           Total investment property, net                                     29,911,000          30,398,000


Cash                                                                           3,379,000              85,000
Escrows and reserves                                                             885,000             885,000
Accounts receivable                                                              412,000             388,000
Prepaid expenses and other assets                                                240,000             224,000
Deferred expenses, less accumulated amortization                                 488,000             525,000
                                                                             -----------         -----------
           Total                                                              35,315,000          32,505,000
   Assets of property held for sale - discontinued operations                      9,000           4,978,000
                                                                             -----------         -----------
           Total assets                                                $      35,324,000          37,483,000
                                                                             ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Mortgage notes payable                                                 $   23,366,000          23,510,000
   Accounts payable, prepaid rent, and accrued expenses                          565,000             530,000
   Real estate taxes payable                                                     317,000             222,000
   Refundable tenant deposits                                                    151,000             160,000
                                                                             -----------         -----------
           Total                                                              24,399,000          24,422,000
   Liabilities of property held for sale - discontinued operations                11,000           1,556,000
                                                                             -----------         -----------
           Total liabilities                                                  24,410,000          25,978,000
Shareholders' equity:
   Common stock, $1 par value: authorized 5,000,000 shares
      1,236,000 and 1,230,000 shares issued and outstanding
      at June 30, 2003 and December 31, 2002, respectively                     1,236,000           1,230,000
   Additional paid-in-capital                                                 17,249,000          17,194,000
   Distributions in excess of accumulated earnings                            (7,571,000)         (6,919,000)
                                                                            ------------         -----------
           Total shareholders' equity                                         10,914,000          11,505,000
                                                                            ------------         -----------
                                                                          $   35,324,000          37,483,000
                                                                            ============         ===========
See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended                   Six Months Ended
                                                     June 30,      June 30,              June 30,      June 30,
                                                       2003          2002                  2003          2002
Income
Revenues:
   Rental                                      $     1,373,000    1,379,000             2,786,000     2,764,000
   Other                                               143,000       81,000               253,000       230,000
                                                    ----------    ---------            ----------    ----------

           Total revenues                            1,516,000    1,460,000             3,039,000     2,994,000
                                                    ----------    ---------            ----------    ----------
Expenses:
   Depreciation and amortization                       351,000      361,000               703,000       694,000
   Repairs and maintenance, including common
      area maintenance                                 182,000      221,000               318,000       397,000
   Real estate taxes                                   112,000      107,000               217,000       206,000
   General and administrative                           45,000       55,000               153,000       147,000
   Utilities                                            87,000       78,000               177,000       170,000
   Property management fees - related parties           70,000       82,000               139,000       149,000
   Other operating expenses                            306,000      235,000               572,000       452,000
                                                    ----------    ---------            ----------    ----------
           Total operating expenses                  1,153,000    1,139,000             2,279,000     2,215,000
                                                    ----------    ---------            ----------    ----------

           Net operating income                        363,000      321,000               760,000       779,000
                                                    ----------    ---------            ----------    ----------

           Interest
                Interest income                         (1,000)      (3,000)               (3,000)       (6,000)
                Interest expense                       399,000      399,000               798,000       800,000
                                                    ----------    ---------            ----------    ----------
   Loss from continuing operations                     (35,000)     (75,000)              (35,000)      (15,000)
   Income (loss) from discontinued operations
     including loss on disposal of $26,000 in 2003     (35,000)      85,000                (2,000)      130,000
                                                    ----------    ---------            ----------    ----------

           Net income (loss)                   $       (70,000)      10,000               (37,000)      115,000
                                                    ==========    =========            ==========    ==========

Per share data (basic and diluted):
   Loss from continuing operations             $          (.03)        (.06)                 (.03)         (.01)
   Income (loss) from discontinued operations             (.03)         .07                   ---           .10
                                                    ----------    ---------            ----------    ----------

           Total                               $          (.06)         .01                  (.03)          .09
                                                    ==========    =========            ==========    ==========

    Distributions paid in current year         $           .25          .25                   .50           .50
                                                    ==========    =========            ==========    ==========

   Weighted average shares outstanding               1,233,000    1,222,000             1,232,000     1,221,000
                                                    ==========    =========            ==========    ==========

See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Six Months Ended
                                                                                          June 30,         June 30,
                                                                                           2003              2002
Cash flows from operating activities:
   Net income (loss)                                                               $     (37,000)          115,000
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities of continuing operations:
       (Income) loss from discontinued operations:                                         2,000          (130,000)
       Depreciation and amortization                                                     703,000           686,000
       Changes in accounts affecting operations:
           Accounts receivable                                                           (24,000)          (12,000)
           Prepaid expenses and other assets                                             (16,000)           54,000
           Escrows and reserves                                                              ---          (404,000)
           Accounts payable and other liabilities                                        121,000            40,000
                                                                                      ----------         ---------
               Net cash provided by operating activities of continuing operations        749,000           349,000
               Net cash provided by operating activities of discontinued operations       20,000           255,000
                                                                                      ----------         ---------
               Net cash provided by operating activities                                 769,000           604,000

Cash flows from investing activities:
       Capital expenditures                                                             (179,000)         (289,000)
                                                                                      ----------         ---------
               Net cash used in investing activities of continuing operations           (179,000)         (289,000)
               Net cash provided by (used in) investing activities
                    of discontinued operations                                         4,787,000           (50,000)
                                                                                      ----------         ---------
               Net cash provided by (used in) investing activities                     4,608,000          (339,000)

Cash flows from financing activities:
       Principal payments on mortgage notes payable                                     (144,000)         (137,000)
       Issuance of common stock                                                           61,000            55,000
       Distributions paid to shareholders                                               (615,000)         (610,000)
                                                                                      ----------         ---------
               Net cash used in financing activities of continuing operations           (698,000)         (692,000)
               Net cash provided by (used in) financing activities
                    of discontinued operations                                        (1,385,000)          227,000
                                                                                      ----------         ---------
               Net cash used in financing activities                                  (2,083,000)         (465,000)

               Net increase (decrease) in cash                                         3,294,000          (200,000)

Cash, beginning of period                                                                 85,000           200,000
                                                                                      ----------         ---------

Cash, end of period                                                                $   3,379,000               ---
                                                                                      ==========         =========
Supplemental disclosure of cash flow information -
   cash paid during the six-month period for interest (includes Atrium)            $     820,000           829,000
                                                                                      ==========         =========


See accompanying notes to consolidated financial statements

                            MAXUS REALTY TRUST, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (the "Trust" or "Registrant") for the year ended December 31, 2002, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Trust's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for all periods presented have been made. The results for the six-month period ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire year. The historical financial statements as of December 31, 2002 and for the three and six month periods ended June 30, 2002 have been reclassified to present discontinued operations.

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

(2) Segment Reporting

The Trust has two reportable operating segments--apartments and commercial buildings. The Trust's management evaluates the performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, unusual and extraordinary items, and interest. The accounting policies of the segments are the same as those of the Trust. Operations at the Atrium at Alpha Business Center (the "Atrium") are presented separately in Note 3 below. The Atrium was classified as held for sale beginning May 14, 2003 and was previously included in the commercial segment. The Atrium was sold May 29, 2003.

Following is information for each segment for the three months ended June 30, 2003 and 2002:


                                                                                                    Total
                                                                                                    excluding
                                                               Commercial         Corporate         discontinued
June 30, 2003                              Apartments          buildings*          and other        operations
--------------                             ----------          ----------          ---------        ----------

Total revenues                            $ 1,263,000           253,000               ---           1,516,000
Income (loss) from continuing operations      (44,000)           55,000           (46,000)            (35,000)
Capital expenditures                          113,000               ---               ---             113,000
Depreciation and amortization                 291,000            60,000               ---             351,000
Interest expense                              308,000            91,000               ---             399,000

June 30, 2002
--------------

Total revenues                            $ 1,226,000            234,000               ---          1,460,000
Income (loss) from continuing operations      (36,000)            17,000           (56,000)           (75,000)
Capital expenditures                          186,000                ---               ---            186,000
Depreciation and amortization                 290,000             71,000               ---            361,000
Interest expense                              306,000             93,000               ---            399,000

* Commercial buildings excludes discontinued operations at the Atrium.


Following is information for each segment for the six months ended June 30, 2003 and 2002:

                                                                                                     Total
                                                                                                     excluding
                                                               Commercial           Corporate        discontinued
June 30, 2003                               Apartments         buildings*           and other        operations
--------------                              ----------         ----------           ---------        ----------

Total revenues                             $ 2,553,000           486,000                 ---          3,039,000
Income (loss) from continuing operations        32,000            86,000            (153,000)           (35,000)
Capital expenditures                           179,000               ---                 ---            179,000
Depreciation and amortization                  582,000           121,000                 ---            703,000
Interest expense                               615,000           183,000                 ---            798,000
Assets                                      26,799,000         5,106,000           3,410,000         35,315,000

June 30, 2002
--------------

Total revenues                             $ 2,523,000           471,000                 ---          2,994,000
Income (loss) from continuing operations        61,000            72,000            (148,000)           (15,000)
Capital expenditures                           289,000               ---                 ---            289,000
Depreciation and amortization                  577,000           117,000                 ---            694,000
Interest expense                               616,000           184,000                 ---            800,000
Assets                                      27,181,000         5,316,000               8,000         32,505,000

* Commercial buildings excludes discontinued operations at the Atrium.

(3) Property Disposition

The Trust follows the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of, ("SFAS 121") and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Trust has reclassified its Consolidated Balance Sheet as of December 31, 2002 and its Consolidated Statements of Operations for the three and six months ended June 30, 2002 and Consolidated Statement of Cash Flows for the six months ended June 30, 2002 in compliance with SFAS 144 to reflect discontinued operations of the Atrium, which was classified as held for sale on May 14, 2003 and was sold on May 29, 2003. This reclassification has no impact on the Trust's net income or net income per share. This property was previously included in the commercial segment.

On May 29, 2003, the Trust sold the Atrium to an unrelated third party. The sale resulted in a net book loss of $26,000 and provided approximately $3,500,000 in net sale proceeds, after the payoff of the related line of credit secured by the Atrium. The table below presents the pro forma results of operations of the Trust as if the sale of investment property had occurred at January 1, 2002 (unaudited):

                                                       Three Months Ended:                     Six Months Ended:
                                                      June 30,      June 30,                June 30,      June 30,
                                                        2003          2002                    2003          2002

Total revenue                                   $   1,516,000      1,460,000              3,039,000      2,994,000

Depreciation and amortization                         351,000        361,000                703,000        694,000
Repairs and maintenance, including
   common area maintenance                            182,000        221,000                318,000        397,000
Real estate taxes                                     112,000        107,000                217,000        206,000
Property management fees                               70,000         82,000                139,000        149,000


General and administrative                             45,000         55,000                153,000        147,000
Utilities                                              87,000         78,000                177,000        170,000
Other                                                 306,000        235,000                572,000        452,000
                                                   ----------     ----------             ----------     ----------
     Total expenses                                 1,153,000      1,139,000              2,279,000      2,215,000
                                                   ----------     ----------             ----------     ----------

Net operating income                                  363,000        321,000                760,000        779,000
                                                   ----------     ----------             ----------     ----------

           Interest
                Interest income                        (1,000)        (3,000)                (3,000)        (6,000)
                Interest expense                      399,000        399,000                798,000        800,000
                                                   ----------     ----------             ----------     ----------
Net loss                                         $    (35,000)       (75,000)               (35,000)       (15,000)
                                                   ==========     ==========             ==========     ==========

Net loss per share (basic and diluted)           $       (.03)          (.06)                  (.03)          (.01)
                                                   ==========     ==========             ==========     ==========

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the transactions had actually occurred at the beginning of 2002, and is not intended to be a projection of future results.

Condensed financial information for the rental property classified as held for sale is below.


                            DISCONTINUED OPERATIONS
                                    (ATRIUM)
                           BALANCE SHEETS (UNAUDITED)

                                                                                  June 30,         December 31,
                                                                                    2003              2002
ASSETS:
Investment property
   Land                                                                     $        ---             823,000
   Buildings and improvements                                                        ---           8,597,000
                                                                               ---------           ---------
                                                                                     ---           9,420,000

   Less accumulated depreciation                                                     ---          (4,538,000)
                                                                               ---------           ---------
           Total investment property                                                 ---           4,882,000

Cash                                                                               9,000              38,000
Accounts receivable                                                                  ---              32,000
Prepaid expenses and other assets                                                    ---               1,000
Deferred expenses, less accumulated amortization                                     ---              25,000
                                                                               ---------           ---------
           Total assets                                                     $      9,000           4,978,000
                                                                               =========           =========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Mortgage notes payable                                                   $        ---           1,385,000
   Accounts payable, prepaid rent, and accrued expenses                           11,000             171,000
                                                                               ---------           ---------
   Total liabilities                                                              11,000           1,556,000
                                                                               ---------           ---------

Shareholders' equity - accumulated earnings                                       (2,000)          3,422,000
                                                                               ---------           ---------
           Total liabilities and shareholder's equity:                      $      9,000           4,978,000
                                                                               =========           =========


                             DISCONTINUED OPERATIONS
                                     ATRIUM
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended:                    Six Months Ended:
                                                June 30,           June 30,           June 30,           June 30,
                                                 2003                2002               2003               2002

Total revenue                              $   188,000             350,000             478,000            660,000

Depreciation and amortization                   39,000              75,000             117,000            153,000
Repairs and maintenance, including
   common area maintenance                      57,000              65,000             114,000            128,000
Real estate taxes                               36,000              52,000              92,000            111,000
Property management fees                         8,000              17,000              18,000             29,000
Utilities                                       33,000              28,000              56,000             57,000
Other                                           15,000              13,000              33,000             24,000
                                             ---------           ---------           ---------          ---------
     Total expenses                            188,000             250,000             430,000            502,000
                                             ---------           ---------           ---------          ---------
     Net operating income                          ---             100,000              48,000            158,000
                                             ---------           ---------           ---------          ---------

     Interest expense                            9,000              15,000              24,000             28,000
                                             ---------           ---------           ---------          ---------

Net income (loss) before loss on sale           (9,000)             85,000              24,000            130,000
                                             ---------           ---------           ---------          ---------

Loss on sale                                   (26,000)                ---             (26,000)               ---
                                             ---------           ---------           ---------          ---------
Net income (loss)                          $   (35,000)             85,000              (2,000)           130,000
                                             =========           =========           =========          =========

Net income (loss) per share                       (.03)               0.07                 ---               0.10
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

Revenue Recognition

Lease agreements are accounted for as operating leases, and rentals from such leases are reported as revenues ratably over the terms of the leases. The recognition of scheduled rent increases on a straight-line basis results in recognition of a receivable. Such receivable was $386,000 at June 30, 2003.

The Trust believes this receivable will be collectable over the life of the lease. If the lease was terminated, the receivable could become uncollectable, since the receivable represents future cash earnings, the Trust believes the risk is immaterial.

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

The Trust follows the provisions of SFAS No. 144. The Trust assesses the carrying value of its long-lived asset whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors that may occur and indicate that an impairment may exist include, but are not limited to: significant underperformance relative to projected future operating results; significant changes in the manner of the use of the asset; and significant adverse industry or market economic trends. If an indicator of possible impairment exists, a property is evaluated for impairment by a comparison of the carrying amount of a property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized by the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of its properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Trust.

DESCRIPTION OF BUSINESS

The Trust invests in income-producing real properties, primarily apartments and commercial buildings. As of June 30, 2003 the Trust's portfolio is comprised of:


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

King's Court Apartments                    82      Apartments           Olathe, KS             August, 2001
("King's Court")

Chalet Apartments - I and II              234      Apartments           Topeka, KS             September, 2001
 ("Chalet")

The Landings Apartments                   154      Apartments           Little Rock, AR        September, 2001
(the "Landings")

Barrington Hills Apartments               232      Apartments           Little Rock, AR        November, 2001
("Barrington Hills")


ACI, Forest Park, the Landings, Chalet and Barrington Hills are owned by the following limited liability companies that are directly owned by the Registrant:
ACI Financing, L.L.C., North Winn Acquisition, L.L.C., Landings Acquisition, L.L.C., Chalet I Acquisition, L.L.C., Chalet II Acquisition, L.L.C. and Barrington Hills Acquisition, L.L.C.

Maxus Properties, Inc., an affiliate of the Registrant, provides property management services for each of the Trust's real properties.

LIQUIDITY AND CAPITAL RESOURCES

Cash and escrows and reserves as of June 30, 2003 were $4,264,000, an increase of $3,294,000 from the balance of $970,000 at December 31, 2002. Escrows and reserves includes $885,000 at June 30, 2003 and December 31, 2002, held in escrow and reserves by various lenders, which are not readily available for current disbursement. The primary reason for the increase in cash was the sale of the Atrium, which generated approximately $3,500,000 in net cash proceeds after the payoff of the related line of credit. Net cash provided by operating activities of continuing operations for the six-month period ended June 30, 2003 was $749,000 compared to $349,000 for the six-month period ended June 30, 2002. The increase was primarily due to funding of escrow balances of $404,000 in 2002 and an increase in accounts payable of $121,000 for the period ended June 30, 2003. This increase in cash was offset by an increase in prepaid expense compared to 2002. Net cash used in investing activities of continuing operations was $179,000 and $289,000 for the periods ended June 30, 2003 and 2002, respectively, and consisted solely of capital expenditures. Capital expenditures in 2003 consisted primarily of $93,000 for replacements of carpet, flooring, HVAC, appliances and blinds, along with various other property replacements, upgrades and tenant improvements of $86,000 with $35,000 at North Winn and $41,000 at King's Court representing the largest expenditures. Net cash used in financing activities of continuing operations was $698,000 in 2003 and $692,000 in 2002, including distributions paid totaling $615,000 in 2003 and $610,000 in 2002.

Net cash provided by operations of discontinued operations was $20,000 in 2003 and $255,000 in 2002. Net cash provided by investing activities of discontinued operations was $4,787,000 in 2003 and net cash used was $50,000 in 2002. The cash provided by investing activities in 2003 relates primarily to cash provided by the sale proceeds of the Atrium (net of costs of the sale) offset by capital expenditures of $74,000 at the Atrium. Net cash used in financing activities of discontinued operations was $1,385,000, which was used to pay off the line of credit secured by the Atrium after its sale in May 2003. In 2002, $227,000 was provided by financing operations of discontinued operations, which represents an increase in the line of credit in 2002.

Contractual Obligations and Commercial Commitments


                                Balance at              Interest                       Due
                              June 30, 2003               Rate

ACI                             4,186,000                 8.63%                  August 1, 2010

Forest Park                     1,910,000                 4.91%                  September 1, 2007

King's Court                    2,209,000                 5.69%                  November 1, 2026

Chalet I                        4,014,000                 6.59%                  October 1, 2008

Chalet II                       1,515,000                 6.535%                 October 1, 2008

The Landings                    3,751,000                 7.66%                  September 1, 2007

Barrington Hills                5,781,000                 6.035%                 July 1, 2029
                              -----------

Total                        $ 23,366,000
                              ===========

Reference is also made to Note 2 of Notes to Financial Statements incorporated by reference in the Trust's Annual Report on Form 10-KSB for a description of mortgage indebtedness secured by the Trust's real property investments.

Management   believes   the   Trust's   current   cash    position    and    the
properties' ability to provide operating cash flows should enable the Trust to fund anticipated operating and capital expenditures in 2003. Tenant improvement costs at the Atrium were $74,000 in 2003. Projected capital improvement expenditures of approximately $215,000 were planned at Barrington Hills in 2003, primarily for painting the complex, with the majority of the expenditures expected to be reimbursed from reserves held by lender.
Management has determined that the painting will not be contracted in 2003, therefore projected capital improvement expenditures at Barrington are now less than $30,000. Except for the items mentioned, management does not anticipate any material capital improvement operating expenditures at any one property in 2003. However, the Trust will continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities. The Trust's ability to acquire investment properties and to incur material capital expenditures if desirable opportunities arise will be dependent on the Trust's ability to obtain suitable financing on reasonable terms to fund the acquisitions.

Management does not believe the risk of changes in operations that would adversely impact cash flow from operating activities is a material risk. As leases expire, they are expected to be replaced or renewed in the normal course of business over a reasonable period of time.

The Board of Trustees voted to approve the listing of the Atrium and the ACI building, and subsequently a listing agreement was entered into for each property. The Atrium was sold May 29, 2003 to an unrelated third party. The sale price was $5,117,500 and net proceeds, after the payoff of the Atriums $1,385,000 line of credit and payment of related closing costs, were approximately $3,500,000. The current market may not support the listing price for the remaining building, and no guarantee can be made as to whether or not the sale of this asset will occur in the near future.

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

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the three and six months ended June 30, 2003 and 2002 are detailed in the schedule below.

Funds from Operations

The white paper on Funds from Operations approved by the board of governors of NAREIT defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus property related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect Funds from Operations on the same basis. In 1999, NAREIT clarified the definition of Funds from Operations to include non-recurring events, except for those that are defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property. In 2002, NAREIT clarified that Funds from Operations related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations should continue to be included in consolidated Funds from Operations.

The Trust computes Funds from Operations in accordance with the guidelines established by the white paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds from Operations do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, distributions or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Trust's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Trust's liquidity, nor is it indicative of funds available to fund the Trust's cash needs including its ability to make distributions. The Trust believes Funds from Operations is helpful to investors as a measure of the performance of the Trust because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Trust to incur and service debt and make capital expenditures. In the table below, revenue, expenses, net income and property related depreciation and amortization were determined in accordance with GAAP. The addition of property related depreciation and amortization to and the exclusion of the loss on sale from net income results in Funds from Operations, which is not determined in accordance with GAAP.

       Funds From Operations
                                                      Three Months Ended                     Six Months Ended
                                                    June 30,        June 30,              June 30,       June 30,
                                                      2003            2002                  2003           2002


       Net income (loss)                            (70,000)         10,000               (37,000)       115,000
       Property related depreciation
          and amortization (1)                      379,000         425,000               798,000        823,000
       Loss on sale                                  26,000             ---                26,000            ---
                                                  ---------       ---------             ---------      ---------
       Funds from operations                   $    335,000         435,000               787,000        938,000
                                                  =========       =========             =========      =========

(1) Depreciation and amortization of the Atrium is included in this amount

Comparison of Consolidated Results From Continuing Operations

For the three and six month periods ended June 30, 2003 the Trust's consolidated revenues from continuing operations were $1,516,000 and $3,039,000, respectively. Revenues increased $56,000 (3.8%) and $45,000 (1.5%) for the three and six-month periods ended June 30, 2003 as compared to the same periods ended June 30, 2002. The increase in consolidated revenue for the six-month period is attributable to a $16,000 increase in CAM reimbursements at ACI in the second quarter, along with a $30,000 increase in income from the apartment segment.

For the three and six month periods ended June 30, 2003 the Trust's consolidated operating expenses from continuing operations were $1,153,000 and $2,279,000, respectively. Expenses increased $14,000 (1.2%) and $64,000 (2.9%) for the three and six-month periods ended June 30, 2003 as compared to the same periods ended June 30, 2002. The increase in consolidated operating expenses for the six-month period is attributable to a $120,000 increase in other operating expenses offset by a $79,000 decrease in repairs and maintenance expense. The increase in other operating expenses was due primarily to increases in insurance rates of $50,000, along with increased office and payroll expense of $25,000 and increased leasing expenses of $20,000 (primarily at Chalet). The decrease in repair and maintenance expenses occurred primarily at Barrington ($40,000) and King's Court ($25,000) and was comprised of various items significant only as a whole.

The net loss from continuing operations for the three and six month periods ended June 30, 2003 was ($35,000) or ($.03) per share and ($35,000) or ($.03)
per share, respectively. The net loss for the three and six month periods ended June 30, 2002 was ($75,000) or ($.06) per share and ($15,000) or ($.01) per share.

Cash and escrows and reserves as of June 30, 2003 were $4,264,000, an increase of $3,294,000 from the balance of $970,000 at December 31, 2002. Escrows and reserves includes $885,000 at June 30, 2003 and December 31, 2002, held in escrow and reserves by various lenders, which are not readily available for current disbursement. The primary reason for the increase in cash was the sale of the Atrium, which generated approximately $3,500,000 in net cash proceeds after the payoff of the related line of credit. Net cash provided by operating activities of continuing operations for the six-month period ended June 30, 2003 was $749,000 compared to $349,000 for the six-month period ended June 30, 2002. The increase was primarily due to funding of escrow balances of $404,000 in 2002 and an increase in accounts payable of $121,000 for the period ended June 30, 2003. This increase in cash was offset by an increase in prepaid expense compared to 2002. Net cash used in investing activities of continuing operations was $179,000 and $289,000 for the periods ended June 30, 2003 and 2002, respectively, and consisted solely of capital expenditures. Capital expenditures in 2003 consisted primarily of $93,000 for replacements of carpet, flooring, HVAC, appliances and blinds, along with various other property replacements, upgrades and tenant improvements of $86,000 with $35,000 at North Winn and $41,000 at King's Court representing the largest expenditures. Net cash used in financing activities of continuing operations was $698,000 in 2003 and $692,000 in 2002, including distributions paid totaling $615,000 in 2003 and $610,000 in 2002.

Net cash provided by operations of discontinued operations was $20,000 in 2003 and $255,000 in 2002. Net cash provided by investing activities of discontinued operations was $4,787,000 in 2003 and net cash used was $50,000 in 2002. The cash provided by investing activities in 2003 relates primarily to cash provided by the sale proceeds of the Atrium (net of costs of the sale) offset by capital expenditures of $74,000 at the Atrium. Net cash used in financing activities of discontinued operations was $1,385,000, which was used to pay off the line of credit secured by the Atrium after its sale in May 2003. In 2002, $227,000 was provided by financing operations of discontinued operations, which represents an increase in the line of credit in 2002.

Comparison of Results from Continuing Operations by Segment

For the three and six month periods ended June 30, 2003, revenues for the Trust's Commercial Building Segment (excluding the Atrium) increased $19,000 (8.1%) and $15,000 (3.2%) respectively as compared to the same time periods last year. This increase is primarily due to an increase in CAM reimbursement of $16,000 over prior year.

For the three and six month periods ended June 30, 2003, expenses for the Commercial Buildings Segment (excluding the Atrium) decreased $19,000 and remained consistent with 2002 results, respectively.

For the three and six month periods ended June 30, 2003, revenues for the Apartments Segment increased $37,000 (3.0%) and $30,000 (1.2%), respectively from the periods ended June 30, 2002.

For the three and six month periods ended June 30, 2003, expenses for the Apartments Segment increased $45,000 (3.6%) and $59,000 (2.4%), respectively, primarily as a result of increased other operating expenses of $113,000, of which $50,000 represents an increase in insurance expense, offset by a decrease in repairs and maintenance of $80,000.

Comparison of Results of Discontinued Operations

For the three and six month periods ended June 30, 2003, revenue decreased $162,000 and $182,000 respectively as compared to the same periods last year. This decrease is primarily due to 2003 representing five months of operations as compared to six in 2002, combined with a decrease in 2003 CAM reimbursement compared to 2002.

For the three and six month periods ended June 30, 2003, expenses decreased $62,000 and $72,000 respectively as compared to the same periods last year. This decrease is due primarily to 2003 representing only 5 months of operations, compared to six in 2002.

Net cash provided by operations of discontinued operations was $20,000 in 2003 and $255,000 in 2002. Net cash provided by investing activities of discontinued operations was $4,787,000 in 2003 and net cash used was $50,000 in 2002. The cash provided by investing activities in 2003 relates primarily to cash provided by the sale proceeds of the Atrium (net of costs of the sale) offset by capital expenditures of $74,000 at the Atrium. Net cash used in financing activities of discontinued operations was $1,385,000, which was used to pay off the line of credit secured by the Atrium after its sale in May 2003. In 2002, $227,000 was provided by financing operations of discontinued operations, which represents an increase in the line of credit in 2002.

Occupancy


The occupancy levels at June 30 were as follows:

                                                             OCCUPANCY LEVELS AT JUNE 30,
                                                              2003                  2002

         The Atrium                                            N/A                   76%
         ACI                                                  100%                  100%
         Forest Park                                           97%                   99%
         King's Court                                          96%                   96%
         Chalet                                                93%                   94%
         The Landings                                          94%                   94%
         Barrington Hills                                      94%                   87%


The Atrium was sold May 29, 2003.

The ACI building has a single tenant occupying 100% of the building. The lease expires in August 2008. Recently, the parent company of the single tenant restated its consolidated financial statements. In connection with the restatement of its financial statements, the Securities and Exchange Commission has issued a formal order of private investigation and class action lawsuits have been publicly announced against the parent company and certain of its former and present officers and directors. The lawsuits allege violations of securities laws on the grounds that certain of the parent company's Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements therein not misleading. Derivative action lawsuits have also been filed on behalf of the parent company against certain named officers and directors of the parent company. The parent company has publicly reported that if it were to lose any of these lawsuits or if they were not settled on favorable terms, the judgment or settlement may have a material adverse effect on the parent company's consolidated financial position, results of operations and cash flows. The Trust is monitoring this litigation closely, but is unable at this time to determine what impact, if any, the investigation and these lawsuits will have on the tenant's ability to meet its payment obligations under its lease with the Trust. The balance of the receivable due from ACI to the Trust was $386,000 at June 30, 2003, comprised of recognition of scheduled rent increases on a straight-line basis.

At Forest Park, occupancy of 97% on June 30, 2003 is ahead of market. Northern Kansas City, Missouri market conditions show heavy concessions and average occupancy of 93%. Forest Park has experienced above market occupancy and lower than market concessions throughout 2003. King's Court has maintained above market occupancy by continuing to offer concessions for new move-ins. Occupancy was 96% on June 30, 2003. The Olathe, Kansas area market occupancy rates are averaging 88% with concessions and specials. In Topeka, Kansas, newly completed apartments built near Chalet compete for the same tenants. Occupancy rates in the market are in the low 90% range, however, concessions are up and rates are down in the market. Chalet's occupancy at June 30, 2003 of 93% reflects market conditions. The Landings and Barrington Hills are both located in Little Rock, Arkansas, where the market occupancy rates are currently in the mid 90% range. The Landings was 94% occupied, and Barrington Hills was 94% occupied at June 30, 2003. Both properties have experienced rental increases compared to the period ended June 30, 2002.

MARKET RISK

The Trust has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at June 30, 2003.

The Trust does not believe that it has any material exposure to interest rate risk. The debt on the ACI building is at a fixed rated of 8.63% and matures in 2010; the debt on King's Court is at a fixed rate of 5.69% and matures in 2026; the debt on the Landings is at a fixed rate of 7.66% and matures in 2007; the debt on Chalet is at fixed rates of 6.59% and 6.535% and matures in 2008; and the debt on Barrington Hills is at a fixed rate of 6.035%, is repriced in 2009 and matures in 2029. The debt on Forest Park is variable. The current interest rate on Forest Park is 4.91%. The debt on Forest Park matures in 2007. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $19,000.

INFLATION

The effects of inflation did not have a material impact upon the Trust's operations in the period ended June 30, 2003, or in fiscal 2002.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any "off-balance sheet arrangements" as defined in
Item 303 (c) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 3:  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the management of Maxus Realty Trust, Inc., including the Trust's Chief Executive Officer and Chief Financial Officer, the Trust has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of the Chief Executive Officer and Chief Financial Officer as of June 30, 2003. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) are effective. There have been no significant changes in the system of internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation by the Chief Executive Officer and Chief Financial Officer.


PART II    OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           None


ITEM 2.    CHANGES IN SECURITIES

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On  May  13, 2003, the Trust held its Annual Meeting of Shareholders.
           At the meeting, the following matters were voted upon by the shareholders:

           1. A proposal to amend Section 3.1(k) of Article III of the Trust's Bylaws and Section 6.2(j) of Article VI of the Trust's Bylaws (i) to eliminate the restriction on the Trust from making investments in the form of joint ventures, partnerships, or other entities if the Trust or an affiliate of the Trust or both taken together do not have a controlling interest in the entity and (ii) to change the requirement for approval of such an investment with an affiliate or an advisor of the Trust from currently requiring the unanimous approval of the full Board of Trustees to requiring the approval of a majority of the full Board of disinterested Trustees.

           2. To elect six trustees to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualify.

           The total votes for Proposal 1(i) were cast as follows: 750,683 voted "for", 69,989 voted "against" and 22,273 "abstentions". The total votes for Proposal 1 (ii) were cast as follows: 748,111 voted "for", 71,076 voted "against" and 23,760 "abstentions". As a result, Proposal 1 (i) and Proposal 1 (ii) each received the necessary votes for approval by the shareholders of the Trust.

           The following individuals were the nominees of management voted upon and elected as trustees by the shareholders of the
           Trust at the meeting: Monte McDowell, Danley K. Sheldon, Jose Evans, Steven Rosenberg, Chris Garlich and W. Robert Kohorst. There were 1,038,550 votes "for" Mr. McDowell and

            0 votes"withheld." There were 1,031,258 votes "for" Mr. Sheldon and 0 votes "withheld." There were 1,035,041 votes "for" Mr. Evans and
            0 votes "withheld." There were 1,024,181 votes "for" Mr. Rosenberg and 0 votes "withheld." There were 1,039,851 votes "for" Mr. Garlich and 0 votes "withheld." There were 1,046,265 votes "for" Mr. Kohorst and 0 votes "withheld."

 ITEM 5.    OTHER INFORMATION

            On August 6, 2003, the Board of Trustees of the Trust declared a cash dividend of $0.25 per share payable to the holders of record on August 31, 2003 of the Trust's $1.00 par value, common stock. The Board anticipates that the dividend will be paid on September 22, 2003. The Trust's Board of Trustees intends, subject to continued performance and availability of sufficient funds, to declare a $.25 per share cash dividend each quarter, at least in the near future.

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 See Exhibits Index on Page 20

            (b)  Reports on Form 8-K

                 On May 14, 2003, the Registrant filed a report on Form 8-K (File No. 000-13754) under Item 5, reporting that on such date, the Registrant issued a press release announcing that its wholly-owned subsidiary had entered into a contract to sell the Atrium at Alpha Business Center, an office building located in Bloomington, Minnesota.

                 On June 2, 2003, the Registrant filed a report on Form 8-K (File No. 000-13754) under Items 2 and 7, reporting that on May 29, 2003, the Registrant's wholly owned subsidiary sold the Atrium at Alpha Business Center to an unrelated third party.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          MAXUS REALTY TRUST, INC.

Date: August 11, 2003                By:  /s/ Danley K. Sheldon
                                          ----------------------
                                          Danley K. Sheldon
                                          President and Chief Executive Officer
                                          Trustee


Date: August 11, 2003                By:  /s/ John W. Alvey
                                          ----------------------
                                          John W. Alvey
                                          Vice President
                                          Chief Financial and Accounting Officer

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

31.1              Certification  of  the  Chief  Executive  Officer  Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

31.2              Certification  of  the  Chief  Financial  Officer  Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Certification  of  the  Chief  Executive  Officer  Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Certification  of  the  Chief  Financial  Officer  Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.