Form 10QSB
period 2003-09-30
MAXUS REALTY TRUST INC
filed 2003-11-12
CIK 748580

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


For the quarter period ended:  September 30, 2003
                               ------------------



    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from             to
                               -----------    -----------

Commission file number  000-13754
                        ---------


                            MAXUS REALTY TRUST, INC.
                          ---------------------------
        (Exact name of small business issuer as specified in its charter)

           Missouri                                 43-1339136
           --------                                 ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                  104 Armour, North Kansas City, Missouri 64116
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (816)303-4500
                                 -------------
                (Trust's telephone number, including area code)


State the number of shares outstanding of the Trust's sole class of common equity, $1.00 par value common stock, as of November 1, 2003: 1,238,737.

                                      INDEX


                                                                            Page
PART I -     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:
             Consolidated Balance Sheets                                       3
             Consolidated Statements of Operations                             4
             Consolidated Statements of Cash Flows                             5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATION                                                 9

ITEM 3.      CONTROLS AND PROCEDURES                                          17

PART II -    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                17
ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                        17
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                  17
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              17
ITEM 5.      OTHER INFORMATION                                                17
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                 18

SIGNATURES                                                                    19
EXHIBIT INDEX                                                                 20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MAXUS REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                             September 30,        December 31,
                                                                                 2003                2002
                                                                              (Unaudited)
ASSETS:
Investment property
   Land                                                                $       2,174,000           2,174,000
   Buildings and improvements                                                 30,833,000          30,698,000
   Personal property                                                           1,977,000           1,795,000
                                                                            ------------        ------------
                                                                              34,984,000          34,667,000
   Less accumulated depreciation                                              (5,267,000)         (4,269,000)
                                                                            ------------        ------------
           Total investment property, net                                     29,717,000          30,398,000


Cash                                                                           3,340,000              85,000
Escrows and reserves                                                             870,000             885,000
Accounts receivable                                                              376,000             388,000
Prepaid expenses and other assets                                                240,000             224,000
Deferred expenses, less accumulated amortization                                 469,000             525,000
                                                                            ------------        ------------
           Total                                                              35,012,000          32,505,000
   Assets of property held for sale - discontinued operations                        ---           4,978,000
                                                                            ------------        ------------
           Total assets                                                $      35,012,000          37,483,000
                                                                            ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Mortgage notes payable                                                 $   23,295,000          23,510,000
   Accounts payable, prepaid rent, and accrued expenses                          675,000             530,000
   Real estate taxes payable                                                     390,000             222,000
   Refundable tenant deposits                                                    132,000             160,000
                                                                            ------------        ------------
           Total                                                              24,492,000          24,422,000
   Liabilities of property held for sale - discontinued operations                 9,000           1,556,000
                                                                            ------------        ------------
           Total liabilities                                                  24,501,000          25,978,000
                                                                            ============        ============
Shareholders' equity:
   Common stock, $1 par value: authorized 5,000,000 shares
      1,239,000 and 1,230,000 shares issued and outstanding
      at September 30, 2003 and December 31, 2002, respectively                1,239,000           1,230,000
   Additional paid-in-capital                                                 17,279,000          17,194,000
   Distributions in excess of accumulated earnings                            (8,007,000)         (6,919,000)
                                                                            ------------        ------------
           Total shareholders' equity                                         10,511,000          11,505,000
                                                                            ------------        ------------
                                                                          $   35,012,000          37,483,000
                                                                            ============        ============
See accompanying notes to consolidated financial statements.


                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended                  Nine Months Ended
                                                     Sept. 30,     Sept. 30,             Sept. 30,    Sept. 30,
                                                        2003         2002                  2003         2002
Income
Revenues:
   Rental                                      $     1,309,000    1,370,000             4,095,000     4,134,000
   Other                                               160,000      142,000               413,000       372,000
                                                   -----------  -----------           -----------   -----------

           Total revenues                            1,469,000    1,512,000             4,508,000     4,506,000
                                                   -----------  -----------           -----------   -----------

Expenses:
   Depreciation and amortization                       352,000      356,000             1,055,000     1,050,000
   Repairs and maintenance, including common
      area maintenance                                 191,000      181,000               509,000       578,000
   Real estate taxes                                   109,000      100,000               326,000       306,000
   General and administrative                           68,000       75,000               221,000       222,000
   Utilities                                           103,000       87,000               280,000       257,000
   Property management fees - related parties           71,000       64,000               210,000       213,000
   Other operating expenses                            309,000      247,000               881,000       699,000
                                                   -----------  -----------           -----------   -----------
           Total operating expenses                  1,203,000    1,110,000             3,482,000     3,325,000
                                                   -----------  -----------           -----------   -----------

           Net operating income                        266,000      402,000             1,026,000     1,181,000
                                                   -----------  -----------           -----------   -----------

           Interest
                Interest income                        (14,000)      (2,000)              (17,000)       (8,000)
                Interest expense                       399,000      405,000             1,197,000     1,205,000
                                                   -----------  -----------           -----------   -----------
   Loss from continuing operations                    (119,000)      (1,000)             (154,000)      (16,000)
Income (loss) from discontinued operations
   including loss on disposal of $26,000 in 2003        (7,000)      58,000                (9,000)      188,000
                                                   -----------  -----------           -----------   -----------

           Net income (loss)                   $      (126,000)      57,000              (163,000)      172,000
                                                   ===========  ===========           ===========   ===========

Per share data (basic and diluted):
   Loss from continuing operations             $          (.09)         ---                  (.12)         (.01)
   Income (loss) from discontinued operations             (.01)         .05                  (.01)          .15
                                                   -----------  -----------           -----------   -----------

           Total                               $          (.10)         .05                  (.13)          .14
                                                   ===========  ===========           ===========   ===========

Distributions paid in current year             $           .25          .25                   .75           .75
                                                   ===========  ===========           ===========   ===========

   Weighted average shares outstanding               1,236,000    1,224,000             1,233,000     1,222,000
                                                   ===========  ===========           ===========   ===========


See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                         Sept.30,         Sept.30,
                                                                                           2003             2002
Cash flows from operating activities:
   Net income (loss)                                                               $    (163,000)          172,000
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities of continuing operations:
       (Income) loss from discontinued operations:                                         9,000          (188,000)
       Depreciation and amortization                                                   1,055,000         1,050,000
       Changes in accounts affecting operations:
           Accounts receivable                                                            12,000           (19,000)
           Prepaid expenses and other assets                                             (16,000)           59,000
           Escrows and reserves                                                           15,000          (427,000)
           Accounts payable and other liabilities                                        285,000           168,000
                                                                                     -----------       -----------
               Net cash provided by operating activities of continuing operations      1,197,000           815,000
               Net cash provided by operating activities of discontinued operations       20,000           455,000
                                                                                     -----------       -----------
               Net cash provided by operating activities                               1,217,000         1,270,000

Cash flows from investing activities:
       Capital expenditures                                                             (318,000)         (466,000)
                                                                                     -----------       -----------
               Net cash used in investing activities of continuing operations           (318,000)         (466,000)
               Net cash provided by (used in) investing activities
                    of discontinued operations                                         4,787,000           (85,000)
                                                                                     -----------       -----------
               Net cash provided by (used in) investing activities                     4,469,000          (551,000)

Cash flows from financing activities:
       Principal payments on mortgage notes payable                                     (215,000)         (204,000)
       Issuance of common stock                                                           94,000            86,000
       Distributions paid to shareholders                                               (925,000)         (916,000)
                                                                                     -----------       -----------
               Net cash used in financing activities of continuing operations         (1,046,000)       (1,034,000)
               Net cash provided by (used in) financing activities
                    of discontinued operations                                        (1,385,000)          235,000
                                                                                     -----------       -----------
               Net cash used in financing activities                                  (2,431,000)         (799,000)

               Net increase (decrease) in cash                                         3,255,000           (80,000)

Cash, beginning of period                                                                 85,000           200,000
                                                                                     -----------       -----------

Cash, end of period                                                                $   3,340,000           120,000
                                                                                     ===========       ===========

Supplemental disclosure of cash flow information -
   cash paid during the Nine-month period for interest (includes Atrium)           $   1,220,000         1,251,000
                                                                                     ===========       ===========

See accompanying notes to consolidated financial statements

                            MAXUS REALTY TRUST, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
                                   (UNAUDITED)

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (the "Trust" or "Registrant") for the year ended December 31, 2002, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Trust's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for all periods presented have been made. The results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire year. The historical financial statements as of December 31, 2002 and for the three and nine month periods ended September 30, 2002 have been reclassified to present discontinued operations.

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

Following is information for each segment for the three months ended September 30, 2003 and 2002:

                                                                                                    Total
                                                                                                    excluding
                                                               Commercial         Corporate         discontinued
September 30, 2003                         Apartments          buildings*          and other        operations
------------------                         ----------          ----------          ---------        ----------

Total revenues                            $ 1,235,000           234,000               ---           1,469,000
Income (loss) from continuing operations     (100,000)           36,000            (55,000)          (119,000)
Capital expenditures                          139,000               ---               ---             139,000
Depreciation and amortization                 291,000            61,000               ---             352,000
Interest expense                              306,000            93,000               ---             399,000

September 30, 2002
------------------

Total revenues                            $ 1,266,000           246,000               ---           1,512,000
Income (loss) from continuing operations       20,000            54,000           (75,000)             (1,000)
Capital expenditures                          177,000               ---               ---             177,000
Depreciation and amortization                 294,000            62,000               ---             356,000
Interest expense                              312,000            93,000               ---             405,000

* Commercial buildings excludes discontinued operations at the Atrium.

Following is information for each segment for the nine months ended September 30, 2003 and 2002:

                                                                                                     Total
                                                                                                     excluding
                                                               Commercial          Corporate         discontinued
September 30, 2003                          Apartments         buildings*           and other        operations
------------------                          ----------         ----------           ---------        ----------

Total revenues                             $ 3,788,000           720,000                  ---         4,508,000
Income (loss) from continuing operations       (68,000)          122,000             (208,000)         (154,000)
Capital expenditures                           318,000               ---                  ---           318,000
Depreciation and amortization                  873,000           182,000                  ---         1,055,000
Interest expense                               921,000           276,000                  ---         1,197,000
Assets                                      26,561,000         5,123,000            3,328,000        35,012,000

September 30, 2002
------------------

Total revenues                             $ 3,789,000           717,000                  ---         4,506,000
Income (loss) from continuing operations        81,000           125,000             (222,000)          (16,000)
Capital expenditures                           466,000               ---                  ---           466,000
Depreciation and amortization                  870,000           180,000                  ---         1,050,000
Interest expense                               927,000           278,000                  ---         1,205,000
Assets                                      27,497,000         5,381,000               96,000        32,974,000

* Commercial buildings excludes discontinued operations at the Atrium.

(3) Property Disposition

The Trust follows the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of, ("SFAS 121") and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Trust has reclassified its Consolidated Balance Sheet as of December 31, 2002 and its Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and Consolidated Statement of Cash Flows for the nine months ended September 30, 2002 in compliance with SFAS 144 to reflect discontinued operations of the Atrium, which was classified as held for sale on May 14, 2003 and was sold on May 29, 2003. This reclassification has no impact on the Trust's net income or net income per share. This property was previously included in the commercial segment.

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

                                                        Three Months Ended:                   Nine Months Ended:
                                                     Sept. 30,      Sept. 30,              Sept. 30,      Sept. 30,
                                                       2003           2002                   2003           2002

Total revenue                                   $   1,469,000      1,512,000              4,508,000      4,506,000

Depreciation and amortization                         352,000        356,000              1,055,000      1,050,000
Repairs and maintenance, including
   common area maintenance                            191,000        181,000                509,000        578,000
Real estate taxes                                     109,000        100,000                326,000        306,000
General and administrative                             68,000         75,000                221,000        222,000


Utilities                                             103,000         87,000                280,000        257,000
Property management fees - related parties             71,000         64,000                210,000        213,000
Other                                                 309,000        247,000                881,000        699,000
                                                   ----------     ----------             ----------     ----------
     Total expenses                                 1,203,000      1,110,000              3,482,000      3,325,000
                                                   ----------     ----------             ----------     ----------

Net operating income                                  266,000        402,000              1,026,000      1,181,000
                                                   ----------     ----------             ----------     ----------

           Interest
                Interest income                       (14,000)        (2,000)               (17,000)        (8,000)
                Interest expense                      399,000        405,000              1,197,000      1,205,000
                                                   ----------     ----------             ----------     ----------
Net loss                                       $     (119,000)        (1,000)              (154,000)       (16,000)
                                                   ==========     ==========             ==========     ==========

Net loss per share (basic and diluted)         $         (.09)           ---                   (.12)          (.01)
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


                             DISCONTINUED OPERATIONS
                                    (ATRIUM)
                           BALANCE SHEETS (UNAUDITED)

                                                                             September 30,        December 31,
                                                                                 2003                 2002
ASSETS:
Investment property
   Land                                                                $             ---             823,000
   Buildings and improvements                                                        ---           8,597,000
                                                                              ----------          ----------
                                                                                     ---           9,420,000

   Less accumulated depreciation                                                     ---          (4,538,000)
                                                                              ----------          ----------
           Total investment property                                                 ---           4,882,000

Cash                                                                                 ---              38,000
Accounts receivable                                                                  ---              32,000
Prepaid expenses and other assets                                                    ---               1,000
Deferred expenses, less accumulated amortization                                     ---              25,000
                                                                              ----------          ----------
           Total assets                                                $             ---           4,978,000
                                                                              ==========          ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Mortgage notes payable                                              $             ---           1,385,000
   Accounts payable, prepaid rent, and accrued expenses                            9,000             171,000
                                                                              ----------          ----------
   Total liabilities                                                               9,000           1,556,000
                                                                              ----------          ----------

Shareholders' equity - accumulated earnings                                       (9,000)          3,422,000
                                                                              ----------          ----------
           Total liabilities and shareholder's equity:                 $             ---           4,978,000
                                                                              ==========          ==========

                             DISCONTINUED OPERATIONS
                                     ATRIUM
                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended:                       Nine Months Ended:
                                                Sept. 30,          Sept. 30,            Sept. 30,          Sept. 30,
                                                  2003               2002                 2003               2002

Total revenue                              $       ---             311,000              478,000            971,000

Depreciation and amortization                      ---              81,000              117,000            234,000
Repairs and maintenance, including
   common area maintenance                       7,000              56,000              121,000            184,000
Real estate taxes                                  ---              56,000               92,000            167,000
Property management fees                           ---              (4,000)              18,000             25,000
Utilities                                          ---              30,000               56,000             87,000
Other                                              ---              17,000               33,000             41,000
                                            ----------          ----------           ----------         ----------
    Total expenses                               7,000             236,000              437,000            738,000
                                            ----------          ----------           ----------          ---------

    Net operating income                        (7,000)             75,000               41,000            233,000
                                            ----------          ----------           ----------          ---------

    Interest expense                               ---              17,000               24,000             45,000
                                            ----------          ----------           ----------         ----------

Net income (loss) before loss on sale           (7,000)             58,000               17,000            188,000
                                            ----------          ----------           ----------         ----------

Loss on sale                                       ---                 ---              (26,000)               ---
                                            ----------          ----------           ----------         ----------
Net income (loss)                          $    (7,000)             58,000               (9,000)           188,000
                                            ==========          ==========           ==========         ==========

Net income (loss) per share                $      (.01)               0.05                 (.01)              0.15
                                            ==========          ==========           ==========         ==========


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Revenue Recognition

Lease agreements are accounted for as operating leases, and rentals from such leases are reported as revenues ratably over the terms of the leases. The recognition of scheduled rent increases on a straight-line basis results in recognition of a receivable. Such receivable was $386,000 at September 30, 2003.

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

DESCRIPTION OF BUSINESS

The Trust invests in income-producing real properties, primarily apartments and commercial buildings. As of September 30, 2003 the Trust's portfolio is comprised of:

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and escrows and reserves as of September 30, 2003 were $4,210,000, an increase of $3,240,000 from the balance of $970,000 at December 31, 2002. Escrows and reserves includes $870,000 at September 30, 2003 and $885,000 at December 31, 2002, held in escrow and reserves by various lenders, which are not readily available for current disbursement. The primary reason for the increase in cash was the sale of the Atrium, which generated approximately $3,500,000 in net cash proceeds after the payoff of the related line of credit. Net cash provided by operating activities of continuing operations for the nine-month period ended September 30, 2003 was $1,197,000 compared to $815,000 for the nine-month period ended September 30, 2002. The increase was primarily due to funding of escrow balances of $427,000 in 2002. Net cash used in investing activities of continuing operations was $318,000 and $466,000 for the periods ended September 30, 2003 and 2002, respectively, and consisted solely of capital expenditures. Capital expenditures in 2003 consisted primarily of $161,000 for replacements of carpet, flooring, HVAC, appliances and blinds, along with various other property replacements, upgrades and tenant improvements of $157,000 with $43,000 at North Winn, $45,000 at King's Court, and $59,000 at The Landings representing the largest expenditures. Net cash used in financing activities of continuing operations was $1,046,000 in 2003 and $1,034,000 in 2002, including distributions paid totaling $925,000 in 2003 and $916,000 in 2002.

Net cash provided by operations of discontinued operations was $20,000 in 2003 and $455,000 in 2002. Net cash provided by investing activities of discontinued operations was $4,787,000 in 2003 and net cash used was $85,000 in 2002. The cash provided by investing activities in 2003 relates primarily to cash provided by the sale proceeds of the Atrium (net of costs of the sale) offset by capital expenditures of $74,000 at the Atrium. Net cash used in financing activities of discontinued operations was $1,385,000, which was used to pay off the line of credit secured by the Atrium after its sale in May 2003. In 2002, $235,000 was provided by financing operations of discontinued operations, which represents an increase in the line of credit in 2002.


Contractual Obligations and Commercial Commitments

                                 Balance at             Interest                       Due
                             September 30, 2003           Rate

ACI                             4,178,000                 8.63%                  August 1, 2010

Forest Park                     1,902,000                 4.91%                  September 1, 2007

King's Court                    2,209,000                 5.69%                  November 1, 2026

Chalet I                        4,000,000                 6.59%                  October 1, 2008

Chalet II                       1,510,000                 6.535%                 October 1, 2008

The Landings                    3,738,000                 7.66%                  September 1, 2007

Barrington Hills                5,758,000                 6.035%                 July 1, 2029
                               ----------

Total                        $ 23,295,000
                               ==========


Reference is also made to Note 2 of Notes to Financial Statements incorporated by reference in the Trust's Annual Report on Form 10-KSB for a description of mortgage indebtedness secured by the Trust's real property investments.

Management believes the Trust's current cash position and the properties' ability to provide operating cash flows should enable the Trust to fund anticipated operating and capital expenditures in 2003. Tenant improvement costs at the Atrium were $74,000 in 2003. Projected capital improvement expenditures of approximately $215,000 were planned at Barrington Hills in 2003, primarily for painting the complex, with the majority of the expenditures expected to be reimbursed from reserves held by lender. Management has determined that the painting will not be contracted in 2003, therefore projected capital improvement expenditures at Barrington are now less than $30,000. There were also $59,000 of landscaping capital improvements at the Landings. Except for the items mentioned management does not anticipate any material capital improvement operating expenditures at any one property in 2003. However, the Trust will continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities. The Trust's ability to acquire investment properties and to incur material capital expenditures if desirable opportunities arise will be dependent on the Trust's ability to obtain suitable financing on reasonable terms to fund the acquisitions.

Management does not believe the risk of changes in operations that would adversely impact cash flow from operating activities is a material risk. As leases expire, they are expected to be replaced or renewed in the normal course of business over a reasonable period of time.

The Board of Trustees voted to approve the listing of the Atrium and the ACI building, and subsequently a listing agreement was entered into for each property. The Atrium was sold May 29, 2003 to an unrelated third party. The sale price was $5,117,500 and net proceeds, after the payoff of the Atrium's
$1,385,000 line of credit and payment of related closing costs, were approximately $3,500,000. The current market may not support the listing price for the ACI building, and no guarantee can be made as to whether or not the sale of the ACI building will occur in the near future.

Insurance

Industry wide, insurance rates continue to rise. In 2002, the Trust experienced rate increases upon the renewal of insurance policies on its properties of approximately 30% or $44,000 on an annualized basis due to a continuing tightening of risk underwriting. Insurance rates in 2003 increased 33% or $59,000 on an annualized basis. Management believes the Trust will be able to absorb future increases in insurance rates and eventually expects to pass these expenses on to tenants through increased rents.

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the three and nine months ended September 30, 2003 and 2002 are detailed in the schedule below.

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



       Funds From Operations
                                                      Three Months Ended                     Nine Months Ended
                                                   Sept. 30,       Sept. 30,             Sept. 30,       Sept. 30,
                                                     2003             2002                  2003           2002

       Net income (loss)                           (126,000)         57,000              (163,000)       172,000
       Property related depreciation
          and amortization (1)                      341,000         427,000             1,139,000      1,201,000
       Loss on sale                                     ---             ---                26,000            ---
                                                  ---------       ---------             ---------      ---------
       Funds from operations                   $    215,000         484,000             1,002,000      1,373,000
                                                  =========       =========             =========      =========

(1) Depreciation and amortization of the Atrium is included in this amount.

Comparison of Consolidated Results From Continuing Operations

For the three and nine month periods ended September 30, 2003 the Trust's consolidated revenues from continuing operations were $1,469,000 and $4,508,000, respectively. Revenues decreased $43,000 (2.8%) and increased $2,000 for the three and nine-month periods ended September 30, 2003 as compared to the same periods ended September 30, 2002, respectively. Increases in income at The Landings and Barrington Hills were offset by a decrease in revenue at Chalet, causing revenue for the nine- month period to be consistent with the same time period in 2002.

For the three and nine month periods ended September 30, 2003 the Trust's consolidated operating expenses from continuing operations were $1,203,000 and $3,482,000, respectively. Expenses increased $93,000 (8.4%) and $157,000 (4.7%)
for the three and nine-month periods ended September 30, 2003 as compared to the same periods ended September 30, 2002. The increase in consolidated operating expenses for the nine-month period is attributable to a $182,000 increase in other operating expenses offset by a $69,000 decrease in repairs and maintenance expense. The increase in other operating expenses was due primarily to increases in insurance rates of $61,000, along with increased office and payroll expense of $25,000 and increased leasing expenses of $28,000 (primarily at Chalet).

The net loss from continuing operations for the three and nine month periods ended September 30, 2003 was ($119,000) or ($.09) per share and ($154,000) or
($.12) per share, respectively. The net loss for the three and nine month periods ended September 30, 2002 was ($1,000) and ($16,000) or ($.01) per share, respectively.

Cash and escrows and reserves as of September 30, 2003 were $4,210,000, an increase of $3,240,000 from the balance of $970,000 at December 31, 2002. Escrows and reserves includes $870,000 at September 30, 2003 and $885,000 at December 31, 2002, held in escrow and reserves by various lenders, which are not readily available for current disbursement. The primary reason for the increase in cash was the sale of the Atrium, which generated approximately $3,500,000 in net cash proceeds after the payoff of the related line of credit. Net cash provided by operating activities of continuing operations for the nine-month period ended September 30, 2003 was $1,197,000 compared to $815,000 for the nine-month period ended September 30, 2002. The increase was primarily due to funding of escrow balances of $427,000 in 2002. Net cash used in investing activities of continuing operations was $318,000 and $466,000 for the periods ended September 30, 2003 and 2002, respectively, and consisted solely of capital expenditures. Capital expenditures in 2003 consisted primarily of $161,000 for replacements of carpet, flooring, HVAC, appliances and blinds, along with various other property replacements, upgrades and tenant improvements of $157,000 with $43,000 at North Winn, $45,000 at King's Court, and $59,000 at The Landings representing the largest expenditures. Net cash used in financing activities of continuing operations was $1,045,000 in 2003 and $1,034,000 in 2002, including distributions paid totaling $925,000 in 2003 and $916,000 in 2002.

Net cash provided by operations of discontinued operations was $20,000 in 2003 and $455,000 in 2002. Net cash provided by investing activities of discontinued operations was $4,787,000 in 2003 and net cash used was $85,000 in 2002. The cash provided by investing activities in 2003 relates primarily to cash provided by the sale proceeds of the Atrium (net of costs of the sale) offset by capital expenditures of $74,000 at the Atrium. Net cash used in financing activities of discontinued operations was $1,385,000, which was used to pay off the line of credit secured by the Atrium after its sale in May 2003. In 2002, $235,000 was provided by financing operations of discontinued operations, which represents an increase in the line of credit in 2002.

Comparison of Results from Continuing Operations by Segment

For the three and nine month periods ended September 30, 2003, revenues for the Trust's Commercial Building Segment (excluding the Atrium) decreased $12,000 (4.9%) and increased $3,000 (.4%) respectively as compared to the same time periods last year. This increase in the revenue for the nine-month period is primarily due to an increase in CAM reimbursement of $6,000 over prior year.

For both the three and nine month periods ended September 30, 2003, expenses for the Commercial Buildings Segment (excluding the Atrium) increased $6,000.

For the three and nine month periods ended September 30, 2003, revenues for the Apartments Segment decreased $31,000 (2.4%) and $1,000, respectively from the periods ended September 30, 2002.

For the three and nine month periods ended September 30, 2003, expenses for the Apartments Segment increased $89,000 (7.1%) and $148,000 (4.0%), respectively, primarily as a result of increased other operating expenses of $171,000, of which $61,000 represents an increase in insurance expense.

Comparison of Results of Discontinued Operations

For the three and nine month periods ended September 30, 2003, revenue decreased $311,000 and $493,000 respectively as compared to the same periods last year. This decrease is primarily due to 2003 representing five months of operations as compared to nine in 2002, combined with a decrease in 2003 CAM reimbursement compared to 2002.

For the three and nine month periods ended September 30, 2003, expenses decreased $229,000 and $301,000 respectively as compared to the same periods last year. This decrease is due primarily to 2003 representing only five months of operations, compared to nine in 2002.

Net cash provided by operations of discontinued operations was $20,000 in 2003 and $455,000 in 2002. Net cash provided by investing activities of discontinued operations was $4,787,000 in 2003 and net cash used was $85,000 in 2002. The cash provided by investing activities in 2003 relates primarily to cash provided by the sale proceeds of the Atrium (net of costs of the sale) offset by capital expenditures of $74,000 at the Atrium. Net cash used in financing activities of discontinued operations was $1,385,000, which was used to pay off the line of credit secured by the Atrium after its sale in May 2003. In 2002, $235,000 was provided by financing operations of discontinued operations, which represents an increase in the line of credit in 2002.

Occupancy

The occupancy levels at September 30 were as follows:

                                                           OCCUPANCY LEVELS AT SEPTEMBER 30,
                                                              2003                  2002

         The Atrium                                            N/A                   76%
         ACI                                                  100%                  100%
         Forest Park                                           88%                   95%
         King's Court                                          96%                   93%
         Chalet                                                93%                   99%
         The Landings                                          92%                   95%
         Barrington Hills                                      91%                   94%

The Atrium was sold May 29, 2003.

The ACI building has a single tenant occupying 100% of the building. The lease expires in August 2008. Recently, the parent company of the single tenant restated its consolidated financial statements. In connection with the restatement of its financial statements, the Securities and Exchange Commission has issued a formal order of private investigation and class action lawsuits have been publicly announced against the parent company and certain of its former and present officers and directors. The lawsuits allege violations of securities laws on the grounds that certain of the parent company's Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements therein not misleading. Derivative action lawsuits have also been filed on behalf of the parent company against certain named officers and directors of the parent company. The parent company has publicly reported that if it were to lose any of these lawsuits or if they were not settled on favorable terms, the judgment or settlement may have a material adverse effect on the parent company's consolidated financial position, results of operations and cash flows. The Trust is monitoring this litigation closely, but is unable at this time to determine what impact, if any, the investigation and these lawsuits will have on the tenant's ability to meet its payment obligations under its lease with the Trust. The balance of the receivable due from ACI to the Trust was $386,000 at September 30, 2003, comprised of recognition of scheduled rent increases on a straight-line basis.

At Forest Park, occupancy of 88% on September 30, 2003 reflects the decline in market conditions in the north Kansas City market with heavy concessions and rent reductions. Average occupancy in this sub market is 90%. King's Court has maintained above market occupancy during the summer leasing season by offering discounted rents on select units and a lowered deposit. Occupancy was 96% on September 30, 2003. The management anticipates a decrease in the occupancy during the next few months due to the number of units on notice and the lack of traffic to fill vacancies in the Olathe market. The Olathe, Kansas area market occupancy rates were averaging 88% according to the Apartment Guide with most properties lowering rents and increasing concessions for new move-ins to fill vacant units before winter. Chalet Apartments in Topeka, Kansas ended the month of September with an occupancy of 93%, which is slightly better than the current market. The concessions are still strong in Topeka and rental rates have dropped overall. The major source of move outs continues to be home purchases. The Landings in Little Rock experienced a stable third quarter, with an average occupancy of 92%. The concessions in this market are minimal compared to other areas of the country. Barrington Hills, also in Little Rock, Arkansas remained steady at the lower 90's in occupancy to end the third quarter. This reflects the Little Rock market at this time. The occupancy in the area has dropped, however heavy concessions are not yet being used.

MARKET RISK

The Trust has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at September 30, 2003.

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

INFLATION

The effects of inflation did not have a material impact upon the Trust's operations in the period ended September 30, 2003, or in fiscal 2002.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any "off-balance sheet arrangements" as defined in
Item 303 (c) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 3:  CONTROLS AND PROCEDURES

An evaluation of the Trust's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2003, was carried out under the supervision and with the participation of the Trust's Chief Executive Officer, Chief Financial Officer and several other members of the Trust's senior management. The Trust's Chief Executive Officer and Chief Financial Officer concluded that the Trust's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Trust in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Trust's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms. There have been no changes in the Trust's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Trust's internal control over financial reporting.

The Trust intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Trust's business. While the Trust believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Trust to modify its disclosure controls and procedures.


PART II    OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           None


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None


 ITEM 5.   OTHER INFORMATION

           On November 10, 2003, the Board of Trustees of the Trust declared a cash dividend of $0.25 per share payable to the holders of record on November 30, 2003 of the Trust's $1.00 par value, common stock. The Board anticipates that the dividend will be paid on December 22, 2003. The Trust's Board of Trustees intends, subject to continued performance and availability of sufficient funds, to declare a $.25 per share cash dividend each quarter, at least in the near future.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                See Exhibits Index on Page 20


           (b)  Reports on Form 8-K

                On August 12, 2003, the Registrant filed an amendment to Item 7 of its Form 8-K filed on June 2, 2003 to include the required financial statements and pro forma information relating to the sale of the Atrium at Alpha Business Center, an office building located in Bloomington, MN.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          MAXUS REALTY TRUST, INC.

Date: November 10, 2003             By:   /s/ Danley K. Sheldon
                                          ---------------------
                                          Danley K. Sheldon
                                          President and Chief Executive Officer
                                          Trustee

Date: November 10, 2003             By:   /s/ John W. Alvey
                                          ---------------------
                                          John W. Alvey
                                          Vice President
                                          Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number            Description

3.1 Articles of Incorporation dated June 12, 1984, as amended, are incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

3.2 Bylaws of the Registrant, as amended, are incorporated by reference to Exhibit 3.2, to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 0000-13754).

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