Form 10KSB
period 2003-12-30
MAXUS REALTY TRUST INC
filed 2004-03-12
CIK 748580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to  __________________

                        Commission file number 000-13754
                            MAXUS REALTY TRUST, INC.
                 (Name of Small Business Issuer in Its Charter)


            Missouri                                        43-1339136
--------------------------------                            ----------
(State or other jurisdiction of incorporation             (I.R.S. Employer
        of organization)                               or Identification No.)

104 Armour Road, North Kansas City, Missouri                   64116
--------------------------------------------                ----------
(Address of principal executive offices)                    (Zip Code)

                                 (816) 303-4500
                                 --------------
               Registrant's telephone number, including area code



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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Trust was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    -------     -------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be obtained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this For 10-KSB or any amendment to the Form 10-KSB. [ ].

The issuer's revenues for its most recent fiscal year are $5,990,000.

As of March 8, 2004, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was $11,144,424. (The aggregate market value was computed on the basis of the closing price of $12.00 per share on March 8, 2004, using the number of shares not beneficially owned on March 8, 2004 by the Executive Officers, Trustees, or holders of 10% or more of the Registrant's common stock. The characterization of such Executive Officers, Trustees, and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

As of March 8, 2004, there were 1,241,677 shares of the Registrant's common stock, par value $1 per share, issued and outstanding.

Documents incorporated by reference:

(1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2003, are incorporated by reference in Parts I & II of this Annual Report on Form 10-KSB.

(2) Portions of the Registrant's 2004 Proxy Statement for the Annual Meeting to be held on May 11, 2004, are incorporated into Part III, as described herein. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB.

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

PART I
------

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

In connection with the change in the Trust's investment policies described below, the Trust's equity investments in income-producing real properties are now principally multi-family housing properties. In 2001, the Trust acquired the following properties: in August, King's Court Apartments; in September, Chalet I and Chalet II Apartments and The Landings at Rock Creek Apartments; and in November, Barrington Hills Apartments. Each of these acquisitions, other than King's Court Apartments, was acquired by limited liability companies wholly owned by the Trust. In May 2001, Franklin
Park Distribution Center was sold. In May 2003, the Atrium at Alpha Business Center was sold. Information respecting revenues, net income, capital expenditures and depreciation and amortization for each segment is set forth in
Note 7 to the Trust's Notes to Consolidated Financial Statements and incorporated by reference from the Registrant's 2003 Annual Report to Shareholders.

The Registrant's primary investment objectives are to preserve and protect Shareholders' capital, provide the maximum possible cash distributions to Shareholders and provide for capital growth through appreciation in property values and property acquisitions. Since 1985 the Registrant has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code. It was management's original objective to sell or refinance the Registrant's properties approximately eight to twelve years after their acquisition. However, because of the depression of real estate values experienced nationwide from 1988 to 1993, this time frame was extended in order to achieve the goal of capital appreciation. In May 2000, the Registrant's shareholders adopted amendments to the Registrant's Articles of Incorporation and Bylaws that changed the Registrant's investment policies. The Registrant's "self-liquidating" policy was eliminated, and the Registrant is now permitted to acquire equity securities of other companies, to exchange its common stock for real estate investments, and to purchase or sell property from or to affiliates of the Registrant if approved by the unanimous vote of the disinterested independent Trustees.

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

Maxus Properties, Inc., a Missouri corporation ("Maxus"), provides property management services for the Registrant. David L. Johnson, a nominee for Trustee of the Registrant, is the Chairman and Chief Executive Officer of Maxus. Danley
K. Sheldon, Chief Executive Officer, President and a Trustee of the Registrant, was Chief Executive Officer of Maxus until September 30, 2003. John W. Alvey, Vice President and Chief Financial and Accounting Officer of the Registrant, is Executive Vice President and Chief Financial Officer of Maxus. Christopher J. Garlich, a Trustee of the Registrant, is the majority shareholder of Maxus through his wholly owned trust.

On May 8, 2001, the  Registrant's  shareholders  adopted an amendment to Section
8.8 of Article VIII of the Bylaws to amend the Registrant's "9.8% stock ownership limitation" (i) to allow David L. Johnson, the Registrant's former Chairman of the Board, and current Trustee nominee to own up to 19.6% of the outstanding shares of the Registrant's common stock and (ii) to decrease the percentage of the outstanding shares of the common stock that others may own from 9.8% to 7.6%.

Employees

As of December 31, 2003, the Registrant has no employees. Property management services for the Registrant's investment properties are provided by Maxus. Maxus employs more than 200 people to manage 43 commercial properties, including more than 6,000 apartment units and approximately 550,000 square feet of retail and office space.

ITEM 2: DESCRIPTION OF PROPERTY

On March 28, 1985, the Registrant purchased The Atrium at Alpha Business Center ("The Atrium"), a multi-tenant office building located in Bloomington, Minnesota, a suburb of Minneapolis. The Atrium contained approximately 89,000 net rentable square feet and was located, along with a parking lot that accommodated 336 cars, on a 4.2 acre site. The purchase price of The Atrium was $8,393,716. In August 2000, the Trust refinanced existing debt collateralized by The Atrium, the Applied Communications, Inc. Building (the "ACI Building"), and Franklin Park Distribution Center with a note collateralized by the ACI Building of $4,300,000. The interest rate is 8.63% with a term of ten years and amortization of 30 years. In August 2000, the Trust also initiated an unsecured line of credit with Missouri Bank and Trust at a prime-floating rate for a term of six months. The Trust later modified the line of credit, secured it with the Atrium and increased the term. The interest rate on the line of credit was 4.25% and the balance was $1,385,000 on December 31, 2002. The line of credit was paid off in 2003, after the sale of the Atrium. The Atrium was sold in May 2003. The loss on sale was approximately $26,000.

The ACI Building, an office building located in Omaha, Nebraska. The ACI Building contains approximately 70,000 net rentable square feet and is located on a 7.59 acre site which provides paved parking for 400 cars. The purchase price of the ACI Building was $6,401,008. The building is 100% leased by a single tenant, Applied Communications, Inc. On December 4, 2001, a small, unimproved portion of the land on which ACI is situated was sold for $29,600 to an unrelated third party. The entire proceeds were applied to the loan on the property. The Trust is currently listing the ACI Building for sale. The Trust cannot guarantee that this property will be sold in the near future because the current market may not support the listing price.

On August 15, 2000, the Trust purchased the Forest Park Apartments (formerly North Winn Apartments) ("Forest Park"). Forest Park is located in Kansas City, Missouri. Forest Park consists of 110 multi-family apartment units. The purchase price was $2,725,000. In August 2000, $1,986,000 of debt was incurred relative to the acquisition of Forest Park. The interest rate is 1.32% over the one month LIBOR, with a term of seven years and amortization of 30 years.

In August 2001, in connection with the purchase of King's Court Apartments ("King's Court"), the Trust assumed the obligation to repay certain multi-family housing revenue refunding bonds issued in an aggregate amount of $2,209,000, at a fixed rate of 5.69%, which were due and payable on November 1, 2026. The bonds were paid off in October of 2003. King's Court is an 82 unit multi-family apartment complex in Olathe, Kansas.

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

In November 2001, in connection with the purchase of Barrington Hills Apartments ("Barrington Hills"), the Trust assumed existing bonds and related mortgage and security instruments in favor of Berkshire Mortgage Finance Limited Partnership with an outstanding balance of approximately $5,919,000 at the time of assumption, at a fixed rate of 6.035%, which are due and payable on July 1, 2029. Barrington Hills is a 232 unit, multi-family apartment complex in Little Rock, Arkansas.

Each of the properties, with the exception of King's Court, is owned by limited liability companies wholly owned by the Trust.

Reference is made to Note 2 of Notes to Consolidated Financial Statements incorporated by reference to the Registrant's 2003 Annual Report to Shareholders for a description of the mortgage indebtedness secured by the Registrant's real property investments. Reference is also made to Note 4 of Notes to Consolidated Financial Statements for a discussion of revenues derived from major tenants.

Management believes the Registrant's properties are adequately covered by insurance and considers the properties to be well maintained and sufficient for the Registrant's operations. Projected capital expenditures of approximately $270,000 are planned for 2004, primarily for roofs, HVAC and plumbing and painting projects, with the majority of the expenditures expected to be reimbursed from reserves held by the lenders. Capital replacements of approximately $245,000 are also expected to be reimbursed from reserves held by lenders. Except for the items mentioned, management does not anticipate any material capital operating expenditures in 2004. However, the Trust will continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

It is the Registrant's current investment policy to acquire,  operate, lease and
otherwise  invest  in  and  deal  with  real  estate  primarily   consisting  of
income-producing property, principally multi-family housing.

The following tables set forth certain information as of December 31, 2003 relating to the properties owned by the Registrant.

                                                          AVERAGE
                                                          ANNUALIZED                     PRINCIPAL TENANTS
                           SQUARE                         EFFECTIVE                      OVER 10% OF
                           FEET         TOTAL             BASE RENT                      PROPERTY
                           OR #         ANNUALIZED        PER SQUARE       PERCENT       SQUARE               LEASE
PROPERTY                   UNITS        BASE RENT         FOOT OR UNIT     LEASED        FOOTAGE               EXP.

                                                                                            Applied
                                                                                         Communications
ACI Building               70,000        $936,000            $13.37          100%          Inc. (100%)        2008


Forest Park                   110         668,000             6,072           99%              N/A             N/A


King's Court                   82         611,000             7,451           90%              N/A             N/A


The Landings                  154         931,000             6,045           95%              N/A             N/A


Chalet                        234       1,264,000             5,402           83%              N/A             N/A


Barrington Hills              232       1,277,000             5,504           88%              N/A             N/A



                                                   FEDERAL          FEDERAL         FEDERAL        2003 Realty
Property                                          TAX BASIS        TAX METHOD       TAX LIFE         Tax Paid

ACI              Building                     $   5,409,000           SLMM           35-39           $113,000
                 Personal Property                  500,000           SLMM           10-12

Forest Park      Building                         2,273,000           SLMM            27.5             31,000
                 Land Improvements                  645,000           SLMM             15
                 Personal Property                  240,000           SLMM             10

King's Court     Building                         3,419,000           SLMM            27.5             40,000
                 Personal Property                  181,000           SLMM             10

The Landings     Building                         4,990,000           SLMM            27.5           * 55,000
                 Personal Property                  377,000           SLMM             10

Chalet           Building                         7,384,000           SLMM            27.5            125,000
                 Personal Property                  486,000           SLMM             10

Barrington       Building                         6,128,000           SLMM            27.5           * 67,000
Hills            Personal Property                  840,000           SLMM             10
                                                 ----------
                 Total                         $ 32,872,000
                                                 ==========

SLMM - Straight line, mid-month
* Tax bills in arrears - 2002 tax paid in 2003.

The ACI building has one tenant occupying 70,000 square feet (100%), whose lease expires in 2008. The annual rental rate is $936,000. The tenant's principal business is software design. The majority of the tenants in the apartment segment execute six to twelve month leases.

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

Additional information required by Item 102 of Regulation S-B is incorporated by reference from the Registrant's 2003 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 3: LEGAL PROCEEDINGS

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Shareholders during the fourth quarter of 2003.

PART II
-------

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by Item 201 of Regulation S-B is incorporated by reference from the Registrant's 2003 Annual Report to Shareholders under the headings "Market Information," "NASDAQ" and "Dividends".

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information required by Item 303 of Regulation S-B is incorporated by reference from the Registrant's 2003 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7: FINANCIAL STATEMENTS

The consolidated financial statements of the Registrant are incorporated by reference from the Registrant's 2003 Annual Report to Shareholders.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A: Controls and Procedures

An evaluation was performed with the participation of our management, including the principal executive officer and principal financial officer of the Registrant's managing general partner, of the effectiveness of the Registrant's disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, the Registrant's management, including the principal executive officer and principal financial officer of the Registrant's general partner, concluded that the Registrant's disclosure controls and procedures were designed to be and were adequate and effective as of the end of the fiscal 2003 year to reasonably ensure that information required to be disclosed by the Registrant in the reports that the Registrant files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART III
--------

ITEM 9: TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 11, 2004 under the captions "Election of Trustees" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

The following table sets forth certain information with respect to the executive officers of the Registrant as of March 8, 2004.

                                                                                          Has
                                                                                          served
                                                                                          in
         Name                           Position                                Age       position since
         -------------------------------------------------------------------------------------------------------

         Danley K. Sheldon *            Chief Executive Officer,
                                        President and Trustee                   45        January 25, 2002

         John W. Alvey                  Vice President                          45        November 10, 1999

         * First served as Chief Executive Officer May 14, 2002.

DANLEY K. SHELDON
Mr. Sheldon, age 45, is the former Chief Executive Officer of Maxus. Mr. Sheldon is on the Board of Blue Cross and Blue Shield of Kansas City. Mr. Sheldon is also on the Board of Directors of Maxus Capital Corp., the managing general partner of Maxus Real Property Investors-Four, L.P. Beginning in 1986 Mr. Sheldon served in various progressive leadership positions at Ferrellgas Partners, L.P. (NYSE: FGP), most recently as the President and Chief Executive Officer. He held this position until 2000.

JOHN W. ALVEY
Mr. Alvey, age 45, is Executive Vice President and Chief Financial Officer of Maxus and Vice President of KelCor. He has served in these capacities since 1988. Mr. Alvey is also on the Board of Directors of Maxus Capital Corp., the managing general partner of Maxus Real Property Investors-Four, L.P.

Code of Conduct

The Registrant's board of trustees has adopted a code of conduct for its principal executive officer, principal financial officer, principal accounting officer or controller and/or those persons performing similar functions. The Registrant has filed a copy of this code of conduct as an exhibit to this annual report.

ITEM 10: EXECUTIVE COMPENSATION

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 11, 2004 under the captions "Election of Trustees-Trustee's Compensation," "Election of Trustees-Executive Compensation," "Election of Trustees-Related Transactions," and "Election of Trustees-Report of the Independent Trustees" is incorporated herein by reference. The Registrant does not have any compensation plans under which equity securities of the Registrant are authorized for issuance.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 11, 2004 under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held May 11, 2004 under the caption "Election of Trustees-Related Transactions" is incorporated herein by reference.

ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) A list of exhibits required to be filed as part of this report on Form 10-KSB is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference. The following documents are filed as a part of this report:

The following financial statements of the Registrant are incorporated by reference to the Registrant's 2003 Annual Report to Shareholders:

Independent Auditors' Report

Consolidated Balance Sheets (December 31, 2003 and 2002)

Consolidated Statements of Operations (For the years ended December 31, 2003 and
2002)

Consolidated Statements of Shareholders' Equity (For the years ended December 31, 2003 and 2002)

Consolidated Statements of Cash Flows (For the years ended December 31, 2003 and
2002)

Notes to Consolidated Financial Statements (December 31, 2003 and 2002)

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Registrant since the end of the third quarter of 2003:

None.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held May 11, 2004 under the captions "Election of Trustees - Audit Fees", "- Audit Related Fees", " - Tax Fees", ", "- All Other Fees", and "- Audit Committee's Pre-Approval Policies" is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                  MAXUS REALTY TRUST, INC.

Date: March 11, 2004              /s/ Danley K. Sheldon
                                  ----------------------------------------------
                                  By: Danley K. Sheldon
                                  President, Chief Executive Officer and Trustee

In accordance with the Securities Exchange Act of 1934, this report has been signed below on March 11, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.

                                  /s/ Danley K. Sheldon
                                  ----------------------------------------------
                                  Danley K. Sheldon
                                  President, Chief Executive Officer and Trustee

                                  /s/ John W. Alvey
                                  ----------------------------------------------
                                  John W. Alvey
                                  Vice President,
                                  Chief Financial and Accounting Officer

                                  /s/ Christopher Garlich
                                  ----------------------------------------------
                                  Christopher Garlich
                                  Trustee

                                  /s/ Monte McDowell
                                  ----------------------------------------------
                                  Monte McDowell
                                  Trustee

                                  /s/ Steve Rosenberg
                                  ----------------------------------------------
                                  Steve Rosenberg
                                  Trustee

                                  /s/ W. Robert Kohorst
                                  ----------------------------------------------
                                  W. Robert Kohorst
                                  Trustee

                                  /s/ Jose Evans
                                  ----------------------------------------------
                                  Jose Evans
                                  Trustee

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

10.1 First Amended Optional Stock Dividend Plan, as amended January 25, 2002 is incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

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

10.6 Second Amendment to Lease dated November 30, 2001, by and between Maxus Realty Trust, Inc., through its agent Maxus Properties, Inc., and Applied Communications, Inc. is incorporated by reference to
         Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 21, 2001, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.7 Management Agreement between Maxus Properties, Inc. and North Winn Acquisition, L.L.C. dated August 16, 2000 is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.8 Assumption and Release Agreement dated September 27, 2001 by and among Garden Chalet I L.P., American Realty Trust, Inc., Chalet I Acquisition, L.L.C., Maxus Realty Trust, Inc. and Fannie Mae is incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.9 Assumption and Release Agreement for Chalet II dated September 27, 2001 by and among Chalet II Associates, National Operating, L.P., Chalet II Acquisition, L.L.C., Maxus Realty Trust, Inc. and Fannie Mae is incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.10 Management Agreement for Chalet I and II dated August 13, 2001 by and between Chalet I Acquisition, L.L.C., Chalet II Acquisition, L.L.C. and Maxus Properties, Inc., is incorporated by reference to Exhibit
         10.12 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.11 Assumption and Release Agreement dated September 28, 2001 by and between Waterton Rock, Limited, David R. Schwartz, Peter M. Vilim, Landings Acquisition, L.L.C., Maxus Realty Trust, Inc. and Fannie Mae is incorporated by reference to Exhibit 10.17 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.12 Management Agreement for Landings dated September 28, 2001 by and between Landings Acquisition, L.L.C. and Maxus Properties, Inc. is incorporated by reference to Exhibit 10.19 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.13 Management Agreement for King's Court dated August 17, 2001 by and between Maxus Realty Trust, Inc., and Maxus Properties, Inc. is incorporated by reference to Exhibit 10-18 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, as filed pursuant to Rule 13a-3 under the Securities and Exchange Act of 1934 (File No. 000-13754.)

10.14 Amendment to Land Use Regulatory Agreement dated November 14, 2001 by and among Pulaski County Public Facilities Board, State Street Bank and Trust Company of Missouri, N.A., Waterton Raintree, LLC and Barrington Hills Acquisition, L.L.C. is incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.15 Purchase Agreement dated May 8, 2001 by and among Waterton Raintree, LLC and KelCor, Inc. is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.16 Bill of Sale and Assumption Agreement dated November 14, 2001 by and among Waterton Raintree, LLC and Barrington Hills Acquisition, L.L.C. is incorporated by reference to Exhibit 10.8 to the Registrant's
         Current  Report  on   Form  8-K  filed  November  28,  2001  (File  No.
         000-13754).

10.17 Management Agreement for Barrington dated November 1, 2001 by and between Barrington Hills Acquisition, L.L.C. and Maxus Properties, Inc. is incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

13 2003 Annual Report to Shareholders. Except for those portions expressly incorporated by reference in this Form 10-KSB, the 2003 Annual Report to Shareholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-KSB.

14       Maxus Realty Trust, Inc. Code of Conduct

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