Form 10QSB
period 2004-03-31
MAXUS REALTY TRUST INC
filed 2004-05-11
CIK 748580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

  X  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
-----
     EXCHANGE ACT OF 1934


For the quarter period ended:  March 31, 2004
                               --------------



___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                 ------------------      -------------------

Commission file number  000-13754
                        ---------


                            MAXUS REALTY TRUST, INC.
                          -- -------------------------
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

                                 (816)303-4500
                                 -------------
                (Issuer's telephone number,including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

State the number of shares outstanding of the Trust's sole class of common equity, $1.00 par value common stock, as of May 11, 2004: 1,244,421.
                                                          ---------

                                      INDEX


                                                                            Page
PART I -     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:
             Consolidated Balance Sheets                                       3
             Consolidated Statements of Operations                             4
             Consolidated Statements of Cash Flows                             5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATION                                                 7

ITEM 3.      CONTROLS AND PROCEDURES                                          15

PART II -    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                15
ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                        15
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                  15
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              15
ITEM 5.      OTHER INFORMATION                                                16
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                 16

SIGNATURES                                                                    17
EXHIBIT INDEX                                                                 18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MAXUS REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                               March 31,          December 31,
                                                                                 2004                 2003
                                                                              (Unaudited)
ASSETS:
Investment property
   Land                                                                $       2,174,000           2,174,000
   Buildings and improvements                                                 30,919,000          30,891,000
   Personal property                                                           2,024,000           1,981,000
                                                                             -----------         -----------
                                                                              35,117,000          35,046,000
   Less accumulated depreciation                                              (5,942,000)         (5,601,000)
                                                                             -----------         -----------
           Total investment property, net                                     29,175,000          29,445,000


Cash                                                                             810,000             863,000
Escrows and reserves                                                             977,000             830,000
Accounts receivable                                                              382,000             388,000
Prepaid expenses and other assets                                                111,000             158,000
Deferred expenses, less accumulated amortization                                 433,000             423,000
                                                                             -----------         -----------
           Total assets                                                $      31,888,000          32,107,000
                                                                             ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Mortgage notes payable                                              $      20,935,000          21,012,000
   Accounts payable, prepaid rent, and accrued expenses                          648,000             574,000
   Real estate taxes payable                                                     276,000             197,000
   Refundable tenant deposits                                                    142,000             130,000
                                                                             -----------         -----------
           Total liabilities                                                  22,001,000          21,913,000
                                                                             ===========         ===========

Shareholders' equity:
   Common stock, $1 par value: authorized 5,000,000 shares
      1,244,000 and 1,242,000 shares issued and outstanding
      at March 31, 2004 and December 31, 2003, respectively                    1,244,000           1,242,000
   Additional paid-in-capital                                                 17,339,000          17,309,000
   Distributions in excess of accumulated earnings                            (8,696,000)         (8,357,000)
                                                                             -----------         -----------
           Total shareholders' equity                                          9,887,000          10,194,000
                                                                             -----------         -----------
                                                                       $      31,888,000          32,107,000
                                                                             ===========         ===========

See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       Three Months Ended
                                                                  March 31,              March 31,
                                                                     2004                  2003
Income
Revenues:
   Rental                                                  $      1,361,000             1,413,000
   Other                                                            170,000               110,000
                                                                -----------           -----------

           Total revenues                                         1,531,000             1,523,000
                                                                -----------           -----------

Expenses:
   Depreciation and amortization                                    359,000               352,000
   Repairs and maintenance, including common
      area maintenance                                              165,000               136,000
   Real estate taxes                                                107,000               104,000
   General and administrative                                       100,000               108,000
   Utilities                                                        105,000                90,000
   Property management fees - related parties                        71,000                70,000
   Other operating expenses                                         294,000               266,000
                                                                -----------           -----------
           Total operating expenses                               1,201,000             1,126,000
                                                                -----------           -----------

           Net operating income                                     330,000               397,000
                                                                -----------           -----------

           Interest
                Interest income                                      (3,000)               (2,000)
                Interest expense                                    362,000               398,000
                                                                -----------           -----------
Income (loss) from continuing operations                            (29,000)                1,000
Income from discontinued operations                                     ---                32,000
                                                                -----------           -----------

           Net income (loss)                               $        (29,000)               33,000
                                                                ===========           ===========

Per share data (basic and diluted):
   Loss from continuing operations                         $           (.02)                  ---
   Income from discontinued operations                                  ---                   .03
                                                                -----------           -----------

           Total                                           $           (.02)                  .03
                                                                ===========           ===========

   Distributions paid in current year                      $            .25                   .25
                                                                ===========           ===========

   Weighted average shares outstanding                            1,242,000             1,230,000
                                                                ===========           ===========


See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                         March 31,         March 31,
                                                                                           2004              2003
Cash flows from operating activities:
   Net income (loss)                                                               $     (29,000)           33,000
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities of continuing operations:
       Income from discontinued operations:                                                  ---           (32,000)
       Depreciation and amortization                                                     359,000           352,000
       Changes in accounts affecting operations:
           Accounts receivable                                                             6,000           (12,000)
           Prepaid expenses and other assets                                              19,000            45,000
           Escrows and reserves                                                         (147,000)          (14,000)
           Accounts payable and other liabilities                                        165,000            69,000
                                                                                     -----------       -----------
               Net cash provided by operating activities of continuing operations        373,000           441,000
               Net cash provided by operating activities of discontinued operations          ---           142,000
                                                                                     -----------       -----------
               Net cash provided by operating activities                                 373,000           583,000

Cash flows from investing activities:
       Capital expenditures                                                              (71,000)          (66,000)
                                                                                     -----------       -----------
               Net cash used in investing activities of continuing operations            (71,000)          (66,000)
               Net cash used in investing activities
                    of discontinued operations                                               ---           (12,000)
                                                                                     -----------       -----------
               Net cash used in investing activities                                     (71,000)          (78,000)

Cash flows from financing activities:
       Principal payments on mortgage notes payable                                      (77,000)          (73,000)
       Issuance of common stock                                                           32,000            30,000
       Distributions paid to shareholders                                               (310,000)         (307,000)
                                                                                     -----------       -----------
               Net cash used in financing activities of continuing operations           (355,000)         (350,000)

               Net increase (decrease) in cash                                           (53,000)          155,000

Cash, beginning of period                                                                863,000            85,000
                                                                                     -----------       -----------

Cash, end of period                                                                $     810,000           240,000
                                                                                     ===========       ===========

Supplemental disclosure of cash flow information -
   cash paid during the three-month period for interest (2003 includes Atrium)     $     362,000           411,000
                                                                                     ===========       ===========


See accompanying notes to consolidated financial statements

                            MAXUS REALTY TRUST, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003
                                   (UNAUDITED)

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (the "Trust" or "Registrant") for the year ended December 31, 2003, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Trust's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented have been made. The results for the three-month period ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire year. The historical financial statements as of December 31, 2003 and for the three month period ended March 31, 2003 have been reclassified to present discontinued operations.

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

Following is information for each segment for the three months ended March 31, 2004 and 2003:

                                                                                                    Total
                                                                                                    excluding
                                                               Commercial          Corporate        discontinued
March 31, 2004                             Apartments          buildings*          and other        operations
--------------                             ----------          ----------          ---------        ----------

Total revenues                            $ 1,297,000            234,000                 ---         1,531,000
Income (loss) from continuing operations       30,000             38,000             (97,000)          (29,000)
Capital expenditures                           71,000                ---                 ---            71,000
Depreciation and amortization                 298,000             61,000                 ---           359,000
Interest expense                              271,000             91,000                 ---           362,000

March 31, 2003
--------------

Total revenues                            $ 1,289,000            234,000                 ---         1,523,000
Income (loss) from continuing operations       76,000             32,000            (107,000)            1,000
Capital expenditures                           66,000                ---                 ---            66,000
Depreciation and amortization                 291,000             61,000                 ---           352,000
Interest expense                              307,000             91,000                 ---           398,000

* Commercial buildings excludes discontinued operations at the Atrium.

(3) Property Disposition

The Trust follows the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of, ("SFAS 121") and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Trust has reclassified its Consolidated Balance Sheet as of
December 31, 2003, and its Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the three months ended March 31, 2003 in compliance with SFAS 144 to reflect discontinued operations of the Atrium, which was classified as held for sale on May 14, 2003. This reclassification has no impact on the Trust's net income or net income per share. This property was previously included in the commercial segment. On May 29, 2003, the Trust sold the Atrium to an unrelated third party. The sale resulted in a net book loss of $26,000 and provided approximately $3,500,000 in net sale proceeds, after the payoff of the related line of credit secured by the Atrium.

Operating information for Atrium for the three-month period ended March 31, 2003 is set forth below:


Total revenue                                       $     290,000

Depreciation and amortization                              78,000
Repairs and maintenance, including
   common area maintenance                                 57,000
Real estate taxes                                          56,000
Property management fees                                   10,000
Utilities                                                  23,000
Other                                                      20,000
                                                        ---------
     Total expenses                                       244,000
                                                        ---------

    Net operating income                                   46,000
                                                        ---------

    Interest expense                                       14,000
                                                        ---------

Net income                                           $     32,000
                                                        ---------

Net income per share                                 $       0.03
                                                        =========


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

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

Revenue Recognition

Lease agreements are accounted for as operating leases, and rentals from such leases are reported as revenues ratably over the terms of the leases. The recognition of scheduled rent increases on a straight-line basis results in recognition of a receivable. Such receivable was $379,000 at March 31, 2004.

The Trust believes this receivable will be collectable over the life of the lease. If the lease was terminated, the receivable could become uncollectable. However, because the receivable represents future cash earnings, the Trust believes the risk of uncollectability is immaterial.

Investment Property Useful Lives

The Trust is required to make subjective assessments as to the useful lives of its properties for the purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Trust's net income.

Buildings and  improvements are depreciated over their estimated useful lives of
27.5 to 40 years on a straight-line basis. Tenant improvements are depreciated over the term of the lease on a straight-line basis. Personal property is depreciated over its estimated useful life ranging from 5 to 15 years using the straight-line method.

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

The Trust follows the provisions of SFAS No. 144. The Trust assesses the carrying value of its long-lived asset whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors that may occur and indicate that an impairment may exist include, but are not limited to: significant underperformance relative to projected future operating results; significant changes in the manner of the use of the asset; and significant adverse industry or market economic trends. If an indicator of possible impairment exists, a property is evaluated for impairment by a comparison of the carrying amount of a property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized by the amount by which the carrying amount of the property exceeds the fair value of the property.
Management estimates fair value of its properties based on projected undiscounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Trust.

DESCRIPTION OF BUSINESS

OVERVIEW

The Trust operates rental real estate in two key segments, apartments and commercial. The Trust currently operates five apartment communities and one commercial building. Cash is primarily generated in each segment by renting space to tenants, or securing loans with the Trust's assets. Cash is used primarily to pay operating expenses (repairs and maintenance, payroll, utilities, taxes, and insurance), make capital expenditures for property improvements, repay outstanding loans or to pay cash distributions to shareholders. The key performance indicators for revenues are occupancy rates and rental rates. Revenues are also impacted by concessions (discounts) offered as rental incentives. The key performance indicator for operating expenses in the apartment sector is total operating expense per apartment unit. A significant change in the turnover rate of rental units can also cause a significant change in operating expenses. The commercial contract provides for the tenant to pay operating expenses, excluding a portion of the real estate taxes and insurance. Management also evaluates total taxes, utilities and insurance rates for each property.

General economic trends that management evaluates include construction of apartment units (supply), unemployment rates, job growth, and interest rates (demand). The apartment segment is sensitive to extremely low interest rates, which tend to increase home ownership and decrease apartment occupancy rates. The apartment segment is also sensitive to increased unemployment rates, which tend to cause possible renters to double up in a unit or share a non-rental dwelling with relatives or acquaintances. New construction in an area with low occupancy rates can cause a further decline in occupancy or rental rates. The lease with the commercial tenant, which occupies 100% of the commercial property, is not as sensitive to general economic conditions, but is sensitive to the success of the tenant in their business.

Economic trends appear to indicate that interest rates have bottomed out and will begin to slowly rise at some point in the future. It also appears that unemployment rates are beginning to decline, with job growth beginning to rise. If this is correct and if the trend continues, the Trust should be able to begin reducing concessions, raising rental rates and increasing occupancy, which should improve revenues. Variable operating expenses would also tend to increase, but fixed expense coverage would improve.

The Trust invests in income-producing real properties, primarily apartments and commercial buildings. As of March 31, 2004 the Trust's portfolio is comprised of:



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

King's Court Apartments                    82        Apartments          Olathe, KS            August, 2001
("King's Court")

Chalet Apartments - I and II              234        Apartments          Topeka, KS            September, 2001
("Chalet")

The Landings Apartments                   154        Apartments          Little Rock, AR       September, 2001
(the "Landings")

Barrington Hills Apartments               232        Apartments          Little Rock, AR       November, 2001
("Barrington Hills")


ACI, Forest Park, the Landings, King's Court, Chalet and Barrington Hills are owned by the following limited liability companies that are directly owned by the Registrant: ACI Financing, L.L.C., North Winn Acquisition, L.L.C., Landings Acquisition, L.L.C., King's Court/Terrace Acquisition, L.L.C., Chalet I
Acquisition, L.L.C., Chalet II Acquisition, L.L.C. and Barrington Hills Acquisition, L.L.C.

Maxus Properties, Inc., an affiliate of the Registrant, provides property management services for each of the Trust's real properties.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of March 31, 2004 was $810,000, a decrease of $53,000 from the balance of $863,000 at December 31, 2003. Escrows and reserves were $977,000 and $830,000 at March 31, 2004 and December 31, 2003, respectively, held in escrow and reserves by various lenders, which are not readily available for current disbursement. Net cash provided by operating activities of continuing operations decreased $68,000 to $373,000 for the quarter ended March 31, 2004 primarily because of decreased net income from continuing operations in 2004. Net cash used in investing activities of continuing operations was $71,000, comprised of capital expenditures. The largest expenditures included $32,000 of capital replacements at all properties combined, along with approximately $18,000 on roofs at King's Court. Net cash used in financing activities of continuing operations was $355,000 of which distributions were paid totaling $310,000 and cash was provided by issuance of common stock for $32,000.

Management believes the Trust's current cash position and the properties' ability to generate operating and financing cash flows should enable the Trust to fund anticipated operating and capital expenditures in 2004. Projected capital expenditures of approximately $270,000, are planned in 2004, primarily for roofs, HVAC and plumbing and painting projects, with the majority of the expenditures expected to be reimbursed from reserves held by lenders. Capital replacements of approximately $245,000 are also expected to be reimbursed from reserves held by lenders. Except for the items mentioned, management does not anticipate any material capital operating expenditures at any one property in 2004. However, the Trust will continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

Management does not believe the risk of changes in operations that would adversely impact cash flow from operating activities is a material risk. As leases expire, they are expected to be replaced or renewed in the normal course of business over a reasonable period of time.

The Board of Trustees voted to approve the listing of the Atrium and the ACI Building, and subsequently a listing agreement was entered into for each property. The Atrium was sold in May 2003. On April 28, 2004 a contract for the sale of the ACI Building was entered into. This contract is described in more detail under the caption "Subsequent Events."

Contractual Obligations and Commercial Commitments


                               Balance at               Interest                      Due
                             March 31, 2004               Rate

ACI                             4,159,000                 8.63%                  August 1, 2010

Forest Park                     1,886,000                 4.91%                  September 1, 2007

Chalet I                        3,971,000                 6.59%                  October 1, 2008

Chalet II                       1,499,000                 6.535%                 October 1, 2008

The Landings                    3,710,000                 7.66%                  September 1, 2007

Barrington Hills                5,710,000                 6.035%                 July 1, 2029
                              -----------

Total                       $  20,935,000
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

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the three months ended March 31, 2004 and 2003 are detailed below.

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

The Trust computes Funds from Operations in accordance with the guidelines established by the white paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds from Operations do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, distributions or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Trust's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Trust's liquidity, nor is it indicative of funds available to fund the Trust's cash needs including its ability to make distributions. The Trust believes Funds from Operations is helpful to investors as a measure of the performance of the Trust because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Trust to incur and service debt and make capital expenditures. In the table below, revenue, expenses, net income and property related depreciation and amortization were determined in accordance with GAAP. The addition of property related depreciation and amortization to net income results in Funds from Operations, which is not determined in accordance with GAAP.



                                                         Three Months Ended
                                                      March 31,        March 31,
                                                        2004             2003

       Net income (loss)                              (29,000)          33,000

       Property related depreciation
          and amortization (1)                        342,000          408,000
       Funds from operations                        ---------        ---------
                                                 $    313,000          441,000
                                                    =========        =========


(1) For the three months ended March 31, 2003 depreciation and amortization of the Atrium of $78,000 is included in this amount.

Occupancy

The occupancy levels at March 31 were as follows:

                                                 OCCUPANCY LEVELS AT MARCH 31,
                                                     2004          2003

         The Atrium                                   N/A           71%
         ACI                                         100%          100%
         Forest Park                                  88%           95%
         King's Court                                 94%           98%
         Chalet                                       99%           91%
         The Landings                                 97%           95%
         Barrington Hills                             97%           98%

The Atrium was sold May 29, 2003.

The ACI building has a single tenant, which has occupied the building throughout 2004. The lease expires in August 2008.

In 2002 the parent company of the single tenant restated its consolidated financial statements. In connection with the restatement of its financial statements, class action lawsuits have been publicly announced against the parent company and certain of its former and present officers and directors. The lawsuits allege violations of securities laws on the grounds that certain of the parent company's Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements therein not misleading. Derivative action lawsuits have also been filed on behalf of the parent company against certain named officers and directors of the parent company. The parent company has publicly reported that if it were to lose any of these lawsuits or if they were not settled on favorable terms, the judgment or settlement may have a material adverse effect on the parent company's consolidated financial position, results of operations and cash flows. The Trust is monitoring this litigation closely, but is unable at this time to determine what impact, if any, these lawsuits will have on the tenant's ability to meet its payment obligations under its lease with the Trust. The balance of the receivable due from ACI to the Trust was $379,000 at March 31, 2004, comprised of recognition of scheduled rent increases on a straight-line basis. The Securities and Exchange Commission had previously issued a formal order of private investigation of the parent company, then on April 14, 2004 the parent company issued a press release announcing that it had received a letter from the Securities and Exchange investigation indicating that they had terminated their investigation and that no enforcement action had been recommended.

Forest Park ended the first quarter of 3004 at 88% occupancy. The Northern Kansas City, Missouri market conditions continue to show heavy concessions and average occupancy of 90%. King's Court occupancy was 94% at March 31, 2004. Olathe, Kansas area markets continue to have average occupancy rates of mid-to-high 80% range. Occupancy rates in the Topeka, Kansas market averaged approximately 90% for 2003, however, concessions in the market are extensive. Chalet, which is located in Topeka, ended the quarter at 99% occupied, with concessions being eliminated rapidly. The Landings and Barrington Hills are both located in Little Rock, Arkansas, where the market occupancy rates are currently in the mid 90% range. The Landings and Barrington Hills had occupancy of 97% on March 31, 2004. Concessions in the Little Rock area have not been as significant as some other parts of the country.

Comparison of Consolidated Results From Continuing Operations

For the three-month period ended March 31, 2004 the Trust's consolidated revenues from continuing operations were $1,531,000. Revenues increased $8,000 (0.5%) from the period ended March 31, 2003.

For the three-month period ended March 31, 2004 and March 31, 2003 the Trust's consolidated operating expenses from continuing operations were $1,201,000 and $1,126,000, respectively. Expenses increased $75,000 (6.7%) as compared to the period ended March 31, 2003. The increase in consolidated operating expenses for the three-month period is attributable to a $57,000 increase in repairs and maintenance and other operating expenses.

The net loss from continuing operations for the three month period ended March 31, 2004 was ($29,000) or ($.02) per share. The net income for the three-month period ended March 31, 2003 was $1,000 ($.00) per share.

Comparison of Results from Continuing Operations by Segment

For the  three-month  period  ended  March 31,  2004,  revenues  for the Trust's
Commercial Building Segment were consistent with prior year (excluding the Atrium), and expenses decreased by $6,000.

For the three-month period ended March 31, 2004, revenues for the Apartments Segment increased $8,000 (0.5%) from the period ended March 31, 2003.

For the three and nine month periods ended March 31, 2004, expenses for the Apartments Segment increased $54,000 (4.1%), primarily as a result of increased repairs and maintenance, other operating expenses and utilities of $86,000, offset by a decrease in interest expense of $36,000.

MARKET RISK

The Trust has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at March 31, 2004.

The Trust does not believe that it has any material exposure to interest rate risk. The debt on the ACI building is at a fixed rated of 8.63% and matures in 2010; the debt on the Landings is at a fixed rate of 7.66% and matures in 2007; the debt on Chalet is at fixed rates of 6.59% and 6.535% and matures in 2008; and the debt on Barrington Hills is at a fixed rate of 6.035%, is repriced in 2009 and matures in 2029. The debt on Forest Park is variable and matures in 2007. The current interest rate on Forest Park is 4.91%. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $19,000.

INFLATION

The effects of inflation did not have a material impact upon the Trust's operations in the period ended March 31, 2004, or in fiscal 2003.

SUBSEQUENT EVENTS

Sale of the ACI Building

On April 28,  2004,  ACI  Financing,  L.L.C.,  a  subsidiary  of the Trust ("ACI
Financing"), entered into a contract to sell the ACI Building, an office building located in Omaha, Nebraska (the "ACI Building"), to an unrelated third party, DBSI Housing Inc., an Idaho corporation ("DBSI"). The sale price is Eight Million Two Hundred Two Thousand Five Hundred Dollars ($8,202,500) before the brokerage commission and other standard closing costs. Pursuant to the contract, at the closing DBSI will assume the existing loan secured by the ACI Building, which has an outstanding balance of approximately $4.1 million, as partial payment of the sale price.

The sale is subject to certain standard closing conditions, including but not limited to (i) a 60 day due diligence review period, (ii) ACI Financing's delivery of a satisfactory title commitment and survey and (iii) lender approval of DBSI's assumption of the existing loan secured by the ACI Building.

Conversion to UPREIT Structure

The Board of Trustees previously approved a plan to restructure the manner in which the Trust holds its assets, by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. The Board of Trustees determined that the UPREIT restructuring did not require shareholder approval. To effect the UPREIT restructuring, the Trust formed Maxus Operating Limited Partnership, a Delaware limited partnership ("MOLP"), to which the Trust contributed all of its assets, in exchange for a 99.999% partnership interest in MOLP and the assumption by MOLP of all of the Trust's liabilities. The Trust now conducts and intends to continue to conduct all of its activities through MOLP. Maxus Realty GP, Inc., a Delaware corporation that is wholly owned by the Trust, is the sole general partner of MOLP and has a 0.001% interest in MOLP. As sole general partner of MOLP, Maxus Realty GP, Inc. will generally have the exclusive power under the partnership agreement to manage and conduct the business of MOLP, subject to certain limited approval and voting rights of the limited partners.

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. The Trust anticipates that the UPREIT structure will enable it to make additional acquisition of properties from tax-motivated sellers. As an UPREIT, the Trust believes that MOLP will be able to issue limited partnership operating units to tax-motivated sellers who contribute properties to MOLP, thereby enabling those sellers to realize certain tax benefits that would be unavailable to them if the Trust purchased those properties directly for cash or common stock. A copy of MOLP's limited partnership agreement is attached as an exhibit to this Form 10-QSB.

Acquisition of The Terrace Apartments

On April 30, 2004, the Trust, through one of the Trust's subsidiaries, acquired The Terrace Apartments in the transaction described below. The Terrace Apartments are located in Olathe, Kansas and contain eighty-four apartment units.

On December 22, 2003, Terrace Acquisition, L.P. (the "Partnership") entered into an Agreement and Plan of Merger with Kings Court/Terrace Acquisition, L.L.C., a Missouri limited liability company ("Kings Court"). Kings Court is wholly owned by MOLP, which in turn is owned by the Trust. Under the terms of the merger agreement, Kings Court was the surviving entity which effectively resulted in Kings Court succeeding to the ownership of The Terrace Apartments, the Partnership's sole asset.

In consideration for the merger, the Trust:

         Issued 5,455 MOLP limited partnership operating units valued at approximately $65,460 to certain of the Partnership's limited partners electing to receive units and qualifying as accredited investors under the Securities Act of 1933, as amended, and

         Made cash payments totaling approximately $172,000 to the Partnership's limited partners from the Trust's available cash reserves.

         Assumed  a   mortgage   loan   of  approximately   $1,650,000  and  the
Partnership's   other   liabilities   valued  for  purposes  of  the  merger  at
approximately $28,000.

The consideration paid was based on a 2003 third party appraisal of The Terrace Apartments. David L. Johnson, recently elected as one of the Trust's trustees and beneficial owner of more than 10% of the Trust's issued and outstanding common stock, is the principal owner and President of DLJ Enterprises, Inc., the general partner of the Partnership, and is the primary equity owner of a limited partner of the Partnership owning approximately 18% of the Partnership. DLJ Enterprises, Inc. received a brokerage commission of $72,000 in connection with the closing of the transaction in the form of 6,000 MOLP limited partnership operating units.

ITEM 3:  CONTROLS AND PROCEDURES

An evaluation was performed with the participation of our management, including the principal executive officer and principal financial officer of the Registrant's, of the effectiveness of the Registrant's disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, the Registrant's management, including the principal executive officer and principal financial officer of the Registrant's, concluded that the Registrant's disclosure controls and procedures were designed to be and were adequate and effective as of the end of the fiscal 2003 year to reasonably ensure that information required to be disclosed by the Registrant in the reports that the Registrant files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On May 11, 2004, the Trust held its Annual Meeting of Shareholders. At the meeting the shareholders elected seven trustees to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualify.

           The following individuals were the nominees of management voted upon and elected as trustees by the shareholders of the Trust at the meeting: Monte McDowell, Danley K. Sheldon, Jose Evans, Kevan Acord, David L. Johnson, Chris Garlich and W. Robert Kohorst. There were 958,025 votes "for" Mr. McDowell and 10,975 votes "withheld." There were 958,025 votes "for" Mr. Sheldon and 10,975 votes "withheld." There were 958,225 votes "for" Mr. Evans and 10,775 votes "withheld." There were 958,225 votes "for" Mr. Acord and 10,775 votes "withheld." There were 948,775 votes "for" Mr. Johnson and 20,225 votes
           "withheld." There were 958,225 votes "for" Mr. Garlich and 10,975 votes "withheld." There were 958,225 votes "for" Mr. Kohorst and 10,775 votes "withheld."


 ITEM 5.   OTHER INFORMATION

           (a) On May 11, 2004, the Board of Trustees of the Trust declared a cash dividend of $0.25 per share payable to the holders of record on May 31, 2004 of the Trust's $1.00 par value, common stock. The Board anticipates that the dividend will be paid on June 21, 2004. The Trust's Board of Trustees intends, subject to continued performance and availability of sufficient funds, to declare a $.25 per share cash dividend each quarter, at least in the near future.

           (b) On May 11, 2004, the Board of Trustees established the Nominating Committee and adopted a charter for the Nominating Committee. The purpose of the Nominating Committee is to identify and recommend individuals to the Board for nomination as members of the Board. The Board elected Messrs. Acord, Evans, McDowell, and Kohorst, all of whom are independent directors within the meaning of NASD listing standards, to serve on the Nominating Committee. The Nominating Committee Charter provides that the Nominating Committee will establish policies and procedures regarding the trustee nominating process, including consideration of trustee candidates recommended by shareholders of the Trust, qualification criteria to be considered and the process for identifying and evaluating candidates.

          (c) On May 11, 2004, at the Registrant's annual Board of Trustees meeting, David L. Johnson was appointed as the Registrant's President and Chief Executive Officer, and John W. Alvey was appointed as the Registrant's Chief Financial and Accounting Officer. Danley K. Sheldon was not reelected as President and Chief Executive Officer, but, as indicated above, was re-elected as a trustee.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               See Exhibits Index on Page 18


           (b) Reports on Form 8-K

               None

               On May 4, 2004, the Trust filed a Form 8-K (Item 5) announcing that one of its subsidiaries had entered into a contract to sell the ACI Building on April 28, 2004 and that one of its subsidiaries had acquired The Terrace Apartments on April 30, 2004. (File Number 000-13754.)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          MAXUS REALTY TRUST, INC.

Date: May 11, 2004                   By:  /s/ Danley K. Sheldon
                                          ---------------------
                                          Danley K. Sheldon
                                          President and Chief Executive Officer
                                          Trustee

Date: May 11, 2004                   By:  /s/ John W. Alvey
                                          ------------------
                                          John W. Alvey
                                          Vice President
                                          Chief Financial and Accounting Officer

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

10.1 First Amended and Restated Agreement of Limited Partnership of Maxus Operating Limited Partnership dated as of October 15, 2003.

10.2 Management Agreement for King's Court/Terrace Acquisition, LLC dated April 15, 2004 by and between King's Court/Terrace Acquisition, LLC and Maxus Properties, Inc.

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