Form 10QSB
period 2004-06-30
MAXUS REALTY TRUST INC
filed 2004-08-13
CIK 748580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934

For the quarter period ended:  June 30, 2004
                               -------------



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

                                 (816)303-4500
                                 -------------
                (Issuer's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of the Trust's sole class of common equity, $1.00 par value common stock, as of August 10, 2004: 1,289,129.

INDEX


                                                                            Page
PART I -     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:
             Consolidated Balance Sheets                                       3
             Consolidated Statements of Operations                             4
             Consolidated Statements of Cash Flows                             5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATION                                                11

ITEM 3.      CONTROLS AND PROCEDURES                                          19

PART II -    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                19
ITEM 2.      CHANGES IN SECURITIES AND
             SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES             20
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                  20
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              20
ITEM 5.      OTHER INFORMATION                                                20
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                 20

SIGNATURES                                                                    22
EXHIBIT INDEX                                                                 23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MAXUS REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                June 30,           December 31,
                                                                                 2004                2003
                                                                              (Unaudited)           ------
                                                                              -----------
ASSETS:
Investment property
   Land                                                                $       2,335,000           2,174,000
   Buildings and improvements                                                 32,684,000          30,891,000
   Personal property                                                           2,207,000           1,981,000
                                                                             -----------         -----------
                                                                              37,226,000          35,046,000
   Less accumulated depreciation                                              (6,307,000)         (5,601,000)
                                                                             -----------         -----------
           Total investment property, net                                     30,919,000          29,445,000


Cash                                                                           2,971,000             863,000
Escrows and reserves                                                           1,058,000             830,000
Accounts receivable                                                              490,000             388,000
Prepaid expenses and other assets                                                208,000             158,000
Deferred expenses, less accumulated amortization                                 502,000             423,000
                                                                             -----------         -----------
           Total assets                                                $      36,148,000          32,107,000
                                                                             ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Mortgage notes payable                                              $      24,848,000          21,012,000
   Accounts payable, prepaid rent, and accrued expenses                          673,000             574,000
   Real estate taxes payable                                                     289,000             197,000
   Refundable tenant deposits                                                    152,000             130,000
                                                                             -----------         -----------
           Total liabilities                                                  25,962,000          21,913,000
                                                                             ===========         ===========
Minority interest                                                                137,000                 ---
Shareholders' equity:
   Common stock, $1 par value: authorized 5,000,000 shares,
     1,289,000 and 1,242,000 shares issued and outstanding
     at June 30, 2004 and December 31, 2003, respectively                      1,289,000           1,242,000
   Additional paid-in-capital                                                 17,830,000          17,309,000
   Distributions in excess of accumulated earnings                            (9,070,000)         (8,357,000)
                                                                             -----------         -----------
           Total shareholders' equity                                         10,049,000          10,194,000
                                                                             -----------         -----------
                                                                       $      36,148,000          32,107,000
                                                                             ===========         ===========

See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended               Six Months Ended
                                                        June 30         June 30         June 30,       June 30,
                                                          2004            2003            2004          2003
                                                          ----            ----            ----          ----
Income
Revenues:
   Rental                                              1,429,000       1,373,000        2,790,000     2,786,000
   Other                                                 186,000         143,000          356,000       253,000
                                                     -----------     -----------      -----------   -----------

           Total revenues                              1,615,000       1,516,000        3,146,000     3,039,000
                                                     -----------     -----------      -----------   -----------

Expenses:
   Depreciation and amortization                         383,000         351,000          742,000       703,000
   Repairs and maintenance, including common
      area maintenance                                   192,000         182,000          357,000       318,000
   Real estate taxes                                     113,000         112,000          220,000       217,000
   General and administrative                             87,000          45,000          187,000       153,000
   Utilities                                              95,000          87,000          200,000       177,000
   Property management fees - related parties             76,000          70,000          147,000       139,000
   Other operating expenses                              340,000         306,000          634,000       572,000
                                                     -----------     -----------      -----------   -----------
           Total operating expenses                    1,286,000       1,153,000        2,487,000     2,279,000
                                                     -----------     -----------      -----------   -----------

       Net operating income                              329,000         363,000          659,000       760,000
                                                     -----------     -----------      -----------   -----------

   Interest income                                        (4,000)         (1,000)          (7,000)       (3,000)
   Interest expense                                      394,000         399,000          756,000       798,000
                                                     -----------     -----------      -----------   -----------
   Loss before minority interest and
       discontinued operations                           (61,000)        (35,000)         (90,000)      (35,000)
   Minority interest                                         ---             ---              ---           ---
   Loss from continuing operations                       (61,000)        (35,000)         (90,000)      (35,000)
   Loss from discontinued operations,
       including loss on disposal of $26,000 in 2003         ---         (35,000)             ---        (2,000)
                                                     -----------     -----------      -----------   -----------
           Net loss                                 $    (61,000)        (70,000)         (90,000)      (37,000)
                                                     ===========     ===========      ===========   ===========

Per share data (basic and diluted):
   Loss from continuing operations                  $       (.05)           (.03)            (.07)         (.03)
   Loss from discontinued operations                         ---            (.03)             ---           ---
                                                     -----------     -----------      -----------   -----------

           Total                                    $       (.05)           (.06)            (.07)         (.03)
                                                     ===========     ===========      ===========   ===========

   Distributions paid in current year               $        .25             .25              .50           .50
                                                     ===========     ===========      ===========   ===========

   Weighted average shares outstanding                 1,251,000       1,233,000        1,246,000     1,232,000
                                                     ===========     ===========      ===========    ==========

See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Six Months Ended
                                                                                         June 30,          June 30,
                                                                                           2004              2003
Cash flows from operating activities:
   Net loss                                                                        $     (90,000)           (37,000)
   Adjustments to reconcile net loss to net
     cash provided by operating activities of continuing operations:
       Loss from discontinued operations:                                                    ---              2,000
       Depreciation and amortization                                                     742,000            703,000
       Changes in accounts affecting operations:

           Accounts receivable                                                          (102,000)           (24,000)
           Prepaid expenses and other assets                                             (44,000)           (16,000)
           Escrows and reserves                                                         (219,000)               ---
           Accounts payable and other liabilities                                        144,000            121,000
                                                                                     -----------        -----------
               Net cash provided by operating activities of continuing operations        431,000            749,000
               Net cash provided by operating activities of discontinued operations          ---             20,000
                                                                                     -----------        -----------
               Net cash provided by operating activities                                 431,000            769,000

Cash flows from investing activities:
       Acquisition of Terrace Apartments                                                (193,000)               ---
       Capital expenditures                                                             (161,000)          (179,000)
                                                                                     -----------        -----------
               Net cash used in investing activities of continuing operations           (354,000)          (179,000)
               Net cash provided by investing activities
                    of discontinued operations                                               ---          4,787,000
                                                                                     -----------        -----------
               Net cash (used in) provided by investing activities                      (354,000)         4,608,000

Cash flows from financing activities:
       Principal payments on mortgage notes payable                                     (164,000)          (144,000)
       Proceeds from mortgage notes payable                                            2,250,000                ---
       Issuance of common stock                                                          568,000             61,000
       Distributions paid to shareholders                                               (623,000)          (615,000)
                                                                                     -----------        -----------
               Net cash provided by (used in) financing activities
                        of continuing operations                                       2,031,000           (698,000)
               Net cash used in financing activities
                       of discontinued operations                                            ---         (1,385,000)
                                                                                     -----------        -----------
               Net cash provided by (used in) financing activities                     2,031,000         (2,083,000)

               Net increase in cash                                                    2,108,000          3,294,000

Cash, beginning of period                                                                863,000             85,000
                                                                                     -----------        -----------

Cash, end of period                                                                $   2,971,000          3,379,000
                                                                                     ===========        ===========
Supplemental disclosure of cash flow information -
   cash paid during the six-month period for interest (2003 includes Atrium)       $     750,000            820,000
                                                                                     ===========        ===========

Items assumed in connection with acquition of investment properties
       Investment property and other assets                                        $   2,048,000               ---
       Mortgage notes payable and other liabilities                                $   1,739,000               ---

See accompanying notes to consolidated financial statements


                            MAXUS REALTY TRUST, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
                                   (UNAUDITED)

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (the "Trust" or "Registrant") for the year ended December 31, 2003, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Trust's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented have been made. The results for the six-month period ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire year. The historical financial statements as of December 31, 2003 and for the three and six month periods ended June 30, 2003 have been reclassified to present discontinued operations, as further described in Note 4.

(2) Organization

The Trust is now structured as what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, the Trust formed Maxus Operating Limited Partnership, a Delaware limited partnership ("MOLP"), to which the Trust contributed all of its assets, in exchange for a 99.999% partnership interest in MOLP and the assumption by MOLP of all of the Trust's liabilities. The Trust now conducts and intends to continue to conduct all of its activities through MOLP. MOLP is the sole member of limited liability companies that own all of the Trust's properties. Maxus Realty GP, Inc., a Delaware corporation that is wholly owned by the Trust, is the sole general partner of MOLP and has a 0.001% interest in MOLP. As the sole general partner of MOLP, Maxus Realty GP, Inc. generally has the exclusive power under the partnership agreement to manage and conduct the business of MOLP, subject to certain limited approval and voting rights of the limited partners.

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. At June 30, 2004, the Trust owned approximately 99.09% of the limited partnership interests in MOLP and minority holders of MOLP owned 11,455 limited partnership operating units, or approximately .91% of MOLP. The 11,455 limited partnership operating units were issued in connection with the acquisition of the Terrace Apartments in April 2004.

(3) Segment Reporting

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

Following is information for each segment for the three months ended June 30, 2004 and 2003:


                                                                                                    Total
                                                                                                    excluding
                                                               Commercial          Corporate        discontinued
June 30, 2004                              Apartments          buildings*          and other        operations
-------------                              ----------          ----------          ---------        ----------

Total revenues                            $ 1,381,000           234,000               ---            1,615,000
Income (loss) from continuing operations      (18,000)           42,000           (85,000)             (61,000)
Capital expenditures                           90,000               ---               ---               90,000
Depreciation and amortization                 323,000            60,000               ---              383,000
Interest expense                              303,000            91,000               ---              394,000

June 30, 2003
-------------

Total revenues                            $ 1,263,000           253,000               ---            1,516,000
Income (loss) from continuing operations      (44,000)           55,000           (46,000)             (35,000)
Capital expenditures                          113,000               ---               ---              113,000
Depreciation and amortization                 291,000            60,000               ---              351,000
Interest expense                              308,000            91,000               ---              399,000

* Commercial buildings excludes discontinued operations at the Atrium.

Following is information for each segment for the six months ended June 30, 2004 and 2003:

                                                                                                     Total
                                                                                                     excluding
                                                               Commercial          Corporate         discontinued
June 30, 2004                               Apartments         buildings*           and other        operations
-------------                               ----------         ----------           ---------        ----------

Total revenues                            $ 2,678,000           468,000                 ---           3,146,000
Income (loss) from continuing operations       12,000            80,000            (182,000)            (90,000)
Capital expenditures                          161,000               ---                 ---             161,000
Depreciation and amortization                 621,000           121,000                 ---             742,000
Interest expense                              574,000           182,000                 ---             756,000
Assets                                     28,152,000         4,929,000           3,067,000          36,148,000


June 30, 2003
-------------

Total revenues                            $ 2,553,000           486,000                 ---           3,039,000
Income (loss) from continuing operations       32,000            86,000            (153,000)            (35,000)
Capital expenditures                          179,000               ---                 ---             179,000
Depreciation and amortization                 582,000           121,000                 ---             703,000
Interest expense                              615,000           183,000                 ---             798,000
Assets                                     26,799,000         5,106,000           3,410,000          35,315,000


* Commercial buildings excludes discontinued operations at the Atrium.

(4) Property Acquisition and Disposition

Sale of the Atrium

The Trust follows the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement establishes a single accounting model for long-lived assets to be disposed of by sale. The Trust has reclassified its Consolidated Balance Sheet as of December 31, 2003, and its Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the three and six months ended June 30, 2003 in compliance with SFAS 144 to reflect discontinued operations of the Atrium, which was classified as held for sale on May 14, 2003. This reclassification has no impact on the Trust's net income or net income per share. This property was previously included in the commercial buildings segment. On May 29, 2003, the Trust sold the Atrium to an unrelated third party. The sale resulted in a net book loss of $26,000 and provided approximately $3,500,000 in net sale proceeds, after the payoff of the related line of credit secured by the Atrium.


Operating information for Atrium for the three and six-month periods ended June 30, 2003 is set forth below:

                                                                              Three Months         Six Months
                                                                                  Ended              Ended
                                                                              June 30, 2003      June 30, 2003

Total revenue                                                              $     188,000             478,000
                                                                             -----------         -----------

Depreciation and amortization                                                     39,000             117,000
Repairs and maintenance, including
   common area maintenance                                                        57,000             114,000
Real estate taxes                                                                 36,000              92,000
Property management fees                                                           8,000              18,000
Utilities                                                                         33,000              56,000
Other                                                                             15,000              33,000
                                                                             -----------         -----------
     Total expenses                                                              188,000             430,000
                                                                             -----------         -----------

     Net operating income                                                            ---              48,000
                                                                             -----------         -----------

     Interest expense                                                              9,000              24,000
                                                                             -----------         -----------

Net income (loss) before loss on sale                                      $      (9,000)             24,000
                                                                             -----------         -----------

Loss on sale                                                                     (26,000)            (26,000)

Net loss                                                                   $     (35,000)             (2,000)
                                                                             ===========         ===========

Net loss per share                                                         $        0.03                 ---
                                                                             ===========         ===========


Acquisition of the Terrace Apartments

On April 30, 2004, the Trust, through one of the Trust's subsidiaries, acquired The Terrace Apartments, an eighty-four unit apartment complex located in Olathe, Kansas, for a purchase price of approximately $2,020,000. In connection with the acquisition and as part of the purchase price, the Trust assumed a mortgage loan of approximately $1,650,000, other liabilities of approximately $89,000, and other assets of approximately $28,000.

In connection with the merger, the Trust issued 5,455 MOLP limited partnership operating units valued at approximately $65,460 and made cash payments totaling approximately $172,000.

David L. Johnson, the Trust's Chairman, Chief Executive Officer and President and beneficial owner of more than 10% of the Trust's issued and outstanding common stock, is the principal owner and President of DLJ Enterprises, Inc., the general partner of Terrace Acquisition, L.P., and is the primary equity owner of a limited partner of a partnership that owned approximately 18% of Terrace Acquisition, L.P. DLJ Enterprises, Inc. received a brokerage commission of $72,000 in connection with the closing of the transaction in the form of 6,000 MOLP limited partnership operating units.

The tables below  present the proforma  results of operations of the Trust as if
the   acquisition   (and   disposition)   had   occurred   at  January  1,  2003
(unaudited).


                                                           Three Months Ended              Six Months Ended
                                                        June 30,        June 30,         June 30,      June 30,
                                                          2004            2003             2004         2003
                                                          ----            ----             ----         ----

Total revenue                                          1,652,000       1,626,000        3,292,000     3,252,000

Depreciation and amortization                            395,000         387,000          791,000       776,000
Repairs and maintenance, including
     common area maintenance                             202,000         197,000          389,000       352,000
Real estate taxes                                        115,000         119,000          230,000       232,000
General and administrative                                87,000          45,000          187,000       153,000
Utilities                                                 99,000          94,000          213,000       196,000
Property management fees - related parties                78,000          75,000          155,000       150,000
Other                                                    352,000         339,000          678,000       632,000
                                                      ----------      ----------       ----------    ----------
       Total operating expenses                        1,328,000       1,256,000        2,643,000     2,491,000
                                                      ----------      ----------       ----------    ----------

       Net operating income                              324,000         370,000          649,000       761,000
                                                      ----------      ----------       ----------    ----------

       Interest income                                    (3,000)         (1,000)          (7,000)       (3,000)
       Interest expense                                  403,000         428,000          794,000       854,000
                                                      ----------      ----------       ----------    ----------
Loss before minority interest and
       discontinued operations                           (76,000)        (57,000)        (138,000)      (90,000)
Minority interest                                         (1,000)         (1,000)          (1,000)       (1,000)
Loss from continuing operations                          (75,000)        (56,000)        (137,000)      (89,000)
Loss from discontinued operations,
       including loss on disposal of $26,000 in 2003         ---         (35,000)             ---        (2,000)
                                                      ----------      ----------       ----------    ----------

Net loss                                            $    (75,000)        (91,000)        (137,000)      (91,000)
                                                      ==========      ==========       ==========    ==========

Net loss per share                                  $       (.06)           (.07)            (.11)         (.07)
                                                      ==========      ==========       ==========    ==========

This proforma information does not purport to be indicative of the results that actually would have been obtained if the transactions had actually occurred at the beginning of 2003, and is not intended to be a projection of future results.

(5) Subsequent Events

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

ACI Financing's lender, Principal Commercial Funding, LLC, a Delaware limited liability company, has refused to approve DBSI's assumption of the existing loan secured by the ACI Building. As a result, on August, 2, 2004, ACI Financing and DBSI entered into an amendment to the contract pursuant to which:

     o the parties acknowledged that the lender would not approve DBSI's assumption of the existing loan;

     o the parties agreed that DBSI would indemnify ACI Financing from all costs, expenses, penalties, interests, attorneys' fees, defense costs, Make Whole Premiums (as described below), principal, default interest and every other charge made by the lender against ACI Financing resulting directly or indirectly from the transfer of the ACI Building to DBSI without the consent of the lender or otherwise complying with the terms of the lender loan documents in connection with the transfer of the ACI Building to DBSI;

     o ACI Financing agreed to be responsible for and pay to the lender the lesser of (i) $100,000 or (ii) ten percent (10%) of any Make Whole Premium successfully charged by the lender resulting from ACI Financing's sale of the ACI Building to DBSI;

     o DBSI agreed to execute, at the closing, wrap around loan documents, including (i) a promissory note payable to ACI Financing, (ii) a deed of trust, assignment of rents and security agreement in favor of ACI Financing, (iii) an indemnity agreement and (iv) a management agreement; and

     o DBSI agreed to deposit an additional $50,000 as an earnest money deposit with the escrow agent (in addition to $50,000 previously deposited).

As amended, the contract provides that DBSI will pay the purchase price by executing a promissory note in favor of ACI Financing in the amount of the outstanding principal amount and accrued interest of ACI Financing's loan from the lender and paying the balance at the closing.

The amendment to the contract also provides that the closing shall occur on or before August 15, 2004; provided, however, that DBSI may extend the closing date an additional 15 days upon written notice to ACI Financing and depositing an additional $50,000 of earnest money with the escrow agent prior to the close of business on August 15, 2004.

ACI Financing's current loan documents with its lender includes a due on sale clause that allows the lender to declare the entire principal amount and accrued interest due immediately upon an event of default. Under the loan documents ACI Financing's transfer of the ACI Building to DBSI requires approval of the lender, which the lender has refused to provide. As a result, upon consummation of the sale of the ACI Building to DBSI without lender approval, ACI Financing's lender may declare the entire principal amount and outstanding interest immediately due and payable, which as of June 30, 2004 was approximately $4,150,000. In addition, ACI Financing's loan agreement with the lender provides that in an event of a default and acceleration of the loan, ACI Financing must pay the lender a "Make Whole Premium," which is defined to mean the greater of
(i) one percent (1%) of the outstanding principal amount of the loan or (ii) a premium calculated by determining the present value of the payments to be made in accordance with the promissory note discounted at the yield on the applicable US Treasury Issue for the number of months remaining from the date of acceleration to the maturity date, which is approximately 72 months. The Registrant also executed a limited guarantee for the benefit of the lender guaranteeing certain obligations of ACI Financing under its loan documents with the lender.

There can be no assurance that this transaction will ultimately be consummated with DBSI. In the event the transaction is ultimately consummated, there can be no assurance that the lender will not (i) declare the full amount of the loan immediately due and payable, (ii) request payment of the Make Whole Premium,
(iii) foreclose upon the property and (iv) file a lawsuit to enforce its rights against ACI Financing and the Registrant. There also can be no assurance that DBSI will have sufficient assets to support its indemnification obligations to ACI Financing.

Purchase of Mississippi Apartments

On June 15, 2004, the Registrant entered into a Purchase and Sale Agreement (the "Purchase Agreement") between LB 100 Arbor Gate Circle LLC and LB 100 Waverly
Drive LLC ("Sellers") and the Registrant pursuant to which the Registrant has agreed to purchase two apartment complexes, one of which is located in the City of Picayune, Mississippi, known as 100 Arbor Gate Circle (the "Picayune Property") and the other of which is located in the City of Bay Saint Louis, Mississippi, known as 100 Waverly Drive (the "Bay Saint Louis Property"), subject to the terms and conditions provided in the Purchase Agreement, for a purchase price of $9.4 million, subject to standard closing prorations. The Properties are being sold on an "as is," "where is," and "with all defects" basis, without representation, warranty or covenant on the part of the Sellers. The acquisition of the Properties was subject to Registrant's due diligence, which ended on July 15, 2004. The acquisition of the Properties is not contingent upon the ability of the Registrant to obtain financing for the acquisition. Management anticipates funding the acquisition of the Properties from cash on hand and a mortgage loan on the Properties. The Registrant has paid $235,000 of the Purchase Price to an escrow agent as a deposit.

The closing of the sale is tentatively scheduled for no later than September 9, 2004; provided, that Sellers may extend the closing date for an additional sixty
(60) days if Sellers are unable to convey insurable title on the closing date. The closing is subject to other standard closing conditions, including, without limitation, conveyance to buyer of insurable title in and to the Properties and delivery of a title policy.

At the closing, the Registrant will pay a broker's fee of $141,000, $70,500 of which will be paid to an unrelated third party and $70,500 of which will be paid to Maxus Properties, Inc. ("Maxus Properties"), the Registrant's management company. The Registrant's chief executive officer and current trustee David L. Johnson and current trustee Christopher J. Garlich are principal owners of Maxus Properties, and Mr. Johnson is Chairman of Maxus Properties.

The Registrant anticipates assigning its rights under the Purchase Agreement to two wholly owned subsidiaries of its operating limited partnership Maxus Operating Limited Partnership (the "Intended Assignees") prior to the closing. The Purchase Agreement requires the Intended Assignees to assume all representations, warranties and indemnities of the Registrant under the Purchase Agreement. The Registrant anticipates that the Intended Assignees will make these assumptions and otherwise shall constitute permitted assignees under the Purchase Agreement.

There can be no assurance that this transaction will ultimately be consummated. The Sellers are each unrelated third parties.

The Picayune Property is a 120-unit apartment complex located in Picayune, Mississippi; the Bay Saint Louis Property is a 128-unit apartment complex in Bay Saint Louis, Mississippi.

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

Revenue Recognition

Lease agreements are accounted for as operating leases, and rentals from such leases are reported as revenues ratably over the terms of the leases. The recognition of scheduled rent increases on a straight-line basis results in recognition of a receivable. Such receivable was $373,000 at June 30, 2004.

The Trust believes this receivable will be collectable over the life of the lease. If the lease was terminated, the receivable could become uncollectable. However, because the receivable represents future cash earnings, the Trust believes the risk of uncollectability is immaterial.

Investment Property Useful Lives

The Trust is required to make subjective assessments as to the useful lives of its properties for the purpose of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Trust's net income.

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

The Trust follows the provisions of SFAS No. 144. The Trust assesses the carrying value of its long-lived asset whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors that may occur and indicate that an impairment may exist include, but are not limited to: significant underperformance relative to projected future operating results; significant changes in the manner of the use of the asset; and significant adverse industry or market economic trends. If an indicator of possible impairmentexists, a property is evaluated for impairment by a comparison of the carrying amount of a property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized by the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of its properties based on projected undiscounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Trust.

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

Economic trends appear to indicate that interest rates have bottomed out and have begun to rise. It also appears that unemployment rates are beginning to decline, with job growth beginning to rise. If this is correct and if the trend continues, the Trust should be able to begin reducing concessions, raising rental rates and increasing occupancy, which should improve revenues. Variable operating expenses would also tend to increase, but fixed expense coverage would improve.

The Trust invests in income-producing real properties, primarily apartments and commercial buildings. As of June 30, 2004 the Trust's portfolio is comprised of:

                                      SQUARE
                                       FEET/
PROPERTY                              # UNITS           TYPE             LOCATION            PURCHASE
                                                                                               DATE

ACI Worldwide, Inc. (formerly          70,000        Single Tenant       Omaha, NE             January, 1986
Applied Communications, Inc.)                        Office
("ACI")

Forest Park Apartments                    110        Apartments          Kansas City, MO       August, 2000
("Forest Park")
(f.k.a. North Winn)

King's Court Apartments (1)                82        Apartments          Olathe, KS            August, 2001
("King's Court")

Terrace Apartments (1)
("Terrace")                                84        Apartments          Olathe, KS            April, 2004




Chalet Apartments - I and II              234        Apartments          Topeka, KS            September, 2001
 ("Chalet")

The Landings Apartments                   154        Apartments          Little Rock, AR       September, 2001
(the "Landings")

Barrington Hills Apartments               232        Apartments          Little Rock, AR       November, 2001
("Barrington Hills")


(1) King's Court and Terrace Apartment ("Kings Court/Terrace") are operated as one entity.

UPREIT Structure

The Trust is now structured as what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, the Trust formed Maxus Operating Limited Partnership, a Delaware limited partnership ("MOLP"), to which the Trust contributed all of its assets, in exchange for a 99.999% partnership interest in MOLP and the assumption by MOLP of all of the Trust's liabilities. The Trust now conducts and intends to continue to conduct all of its activities through MOLP. Maxus Realty GP, Inc., a Delaware corporation that is wholly owned by the Trust, is the sole general partner of MOLP and has a 0.001% interest in MOLP. As the sole general partner of MOLP, Maxus Realty GP, Inc. generally has the exclusive power under the partnership agreement to manage and conduct the business of MOLP, subject to certain limited approval and voting rights of the limited partners.

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. The Trust anticipates that the UPREIT structure will enable it to make additional acquisitions of properties from tax-motivated sellers. As an UPREIT, the Trust believes that MOLP will be able to issue limited partnership operating units to tax-motivated sellers who contribute properties to MOLP, thereby enabling those sellers to realize certain tax benefits that would be unavailable to them if the Trust purchased those properties directly for cash or common stock.

Acquisition of The Terrace Apartments

On April 30, 2004, the Trust, through one of the Trust's subsidiaries, acquired The Terrace Apartments in the transaction described below. The Terrace Apartments are located in Olathe, Kansas and contain eighty-four apartment units.

On December 22, 2003, Terrace Acquisition, L.P. (the "Partnership") entered into an Agreement and Plan of Merger with Kings Court/Terrace Acquisition, L.L.C., a Missouri limited liability company ("Kings Court LLC"). Kings Court LLC is wholly owned by MOLP, which in turn is owned by the Trust. Under the terms of the merger agreement, Kings Court LLC was the surviving entity which effectively resulted in Kings Court LLC succeeding to the ownership of The Terrace Apartments, the Partnership's sole asset.

In consideration for the merger, the Trust:

     o Issued 5,455 MOLP limited partnership operating units valued at approximately $65,460 to certain of the Partnership's limited partners electing to receive units and qualifying as accredited investors under the Securities Act of 1933, as amended, and

     o    Made   cash   payments   totaling   approximately   $172,000   to  the
          Partnership's   limited  partners  from  the  Trust's  available  cash
          reserves.

     o    Assumed  a  mortgage  loan  of   approximately   $1,650,000   and  the
          Partnership's other liabilities valued for purposes of the merger at approximately $89,000.

The consideration paid was based on a 2003 third party appraisal of The Terrace Apartments. David L. Johnson, Chairman, Chief Executive Officer and President of the Trust and beneficial owner of more than 10% of the Trust's issued and outstanding common stock, is the principal owner and President of DLJ
Enterprises, Inc., the general partner of the Partnership, and is the primary equity owner of a limited partner of a partnership that owned approximately 18% of Terrace Acquisition, L.P. DLJ Enterprises, Inc. received a brokerage commission of $72,000 in connection with the closing of the transaction in the form of 6,000 MOLP limited partnership operating units.

ACI, Forest Park, King's Court/Terrace, Chalet, the Landings and Barrington Hills are each owned by single member limited liability companies that are directly owned by MOLP.

Maxus Properties provides property management services for each of the Trust's real properties.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of June 30, 2004 was $2,971,000, an increase of $2,108,000 from the balance of $863,000 at December 31, 2003. Escrows and reserves held by various lenders were $1,058,000 and $830,000 at June 30, 2004 and December 31, 2003,
respectively, and are not readily available for current disbursement. Net cash provided by operating activities of continuing operations decreased $338,000 to $431,000 for the six-month period ended June 30, 2004 primarily attributable to $219,000 of escrows and reserves being funded in 2004 compared to $0 in 2003. Net cash used in investing activities of continuing operations was $354,000, comprised of $193,000 for the net cash outlay for the merger of Terrace Apartments and $161,000 for capital expenditures. The largest capital expenditures included $87,000 for capital replacements at all properties combined, along with approximately $18,000 on roofs at Kings Court. Net cash provided by financing activities of continuing operations was $2,031,000. Cash of $2,250,000 (net of $100,000 of financing costs) was provided by the financing of Kings Court, which previously was not financed. Distributions were paid totaling $623,000 and cash was provided by issuance of common stock for $568,000.

Management believes the Trust's current cash position and the properties' ability to generate operating and financing cash flows should enable the Trust to fund anticipated operating and capital expenditures in 2004. Projected capital expenditures of approximately $170,000, are currently planned for the remainder of 2004, primarily for roofs, HVAC and plumbing and painting projects, with the majority of the expenditures expected to be reimbursed from reserves held by lenders. Capital replacements of approximately $158,000 are also expected to be reimbursed from reserves held by lenders. Except for the items mentioned, management does not anticipate any material capital expenditures at any one property in 2004. However, the Trust will continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

Management does not believe the risk of changes in operations adversely impacting cash flow from operating activities is a material risk. As leases expire, they are expected to be replaced or renewed in the normal course of business over a reasonable period of time.

On April 28, 2004 a subsidiary of the Trust entered into a contract for the sale of the ACI Building. This contract is described in more detail in note 4 to the Unaudited Consolidated Financial Statements above.

Contractual Obligations and Commercial Commitments


                               Balance at               Interest                      Due
                              June 30, 2004               Rate

ACI                             4,150,000                 8.63%                  August 1, 2010

Forest Park                     1,877,000                 4.91%                  September 1, 2007

Kings Court/Terrace             2,346,000                 3.34%                  May 1, 2034

Terrace                         1,645,000                 6.87%                  February 1, 2009




Chalet I                        3,956,000                 6.59%                  October 1, 2008

Chalet II                       1,493,000                 6.535%                 October 1, 2008

The Landings                    3,695,000                 7.66%                  September 1, 2007

Barrington Hills                5,686,000                 6.035%                 July 1, 2029
                              -----------

Total                        $ 24,848,000
                              ===========


Reference is also made to Note 2 of Notes to Financial Statements incorporated by reference in the Trust's Annual Report on Form 10-KSB for a description of mortgage indebtedness secured by the Trust's real property investments On April 30, 2004, the Trust assumed the mortgage on Terrace, and also secured additional financing secured by Kings Court, which was not previously financed, and Terrace.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any "off-balance sheet arrangements" as defined in
Item 303 (c) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the three and six months ended June 30, 2004 and 2003 are detailed below.

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

The Trust computes Funds from Operations in accordance with the guidelines established by the white paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds from Operations do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, distributions or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Trust's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Trust's liquidity, nor is it indicative of funds available to fund the Trust's cash needs including its ability to make distributions. The Trust believes Funds from Operations is helpful to investors as a measure of the performance of the Trust because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Trust to incur and service debt and make capital expenditures. In the table below, revenue, expenses, net income and property related depreciation and amortization were determined in accordance with GAAP. The addition of property related depreciation and amortization to, and the elimination of the loss on sale from, net income results in Funds from Operations, which is not determined in accordance with GAAP.



                                                Three Months Ended                          Six Months Ended
                                               June 30,      June 30,                    June 30,       June 30,
                                                 2004          2003                        2004           2003

       Net income (loss)                       (61,000)      (70,000)                    (90,000)       (37,000)
       Property related depreciation
          and amortization (1)                 365,000       379,000                     707,000        798,000
       Loss on sale                                ---        26,000                         ---         26,000
                                              --------      --------                    --------       --------
       Funds from operations               $   304,000       335,000                  $  617,000        787,000
                                              ========      ========                    ========       ========

(1) For the three and six months ended June 30, 2003, depreciation and amortization of the Atrium of $39,000, and $117,000, respectively is included in this amount.

Occupancy

The occupancy levels at June 30 were as follows:

                                                             OCCUPANCY LEVELS AT JUNE 30,
                                                              2004                  2003

         ACI                                                  100%                  100%
         Forest Park                                           86%                   97%
         King's Court/Terrace (1)                              93%                   96%
         Chalet                                                97%                   93%
         The Landings                                          97%                   94%
         Barrington Hills                                      97%                   94%


(1) King's Court/Terrace occupancy for 2003 reflects only King's Court. Terrace was acquired in April 2004.

The ACI building has a single tenant, which has occupied the building throughout 2004. The lease expires in August 2008.

In 2002 the parent company of the single tenant restated its consolidated financial statements. In connection with the restatement of its financial statements, two class action lawsuits have been publicly announced against the parent company and certain of its former and present officers and directors. The lawsuits, which have now been consolidated, allege violations of securities laws on the grounds that certain of the parent company's Exchange Act reports and press releases contained untrue statements of material facts, or omitted to state facts necessary to make the statements therein not misleading. Derivative action lawsuits have also been filed on behalf of the parent company against certain named officers and directors of the parent company. The parent company has publicly reported that if it were to lose any of these lawsuits or if they were not settled on favorable terms, the judgment or settlement may have a material adverse effect on the parent company's consolidated financial position, results of operations and cash flows. The Trust is monitoring this litigation closely, but is unable at this time to determine what impact, if any, these lawsuits will have on the tenant's ability to meet its payment obligations under its lease with the Trust. The balance of the receivable due from ACI to the Trust was $373,000 at June 30, 2004, comprised of recognition of scheduled rent increases on a straight-line basis.

Forest Park ended the second quarter of 2004 at 86% occupancy. The Northern Kansas City, Missouri market conditions continue to show heavy concessions and average occupancy of 90%. King's Court/Terrace occupancy was 93% at June 30, 2004. Olathe, Kansas area markets continue to have average occupancy rates of mid-to-high 80% range and concessions are common in the market, due to excess supply and low interest rates. Occupancy rates in the Topeka, Kansas market averaged approximately 90% for 2003, however, concessions in the market are extensive. Chalet, which is located in Topeka, ended the quarter at 97% occupied, with concessions being reduced. The Landings and Barrington Hills are both located in Little Rock, Arkansas, where the market occupancy rates are currently in the mid 90% range. The Landings and Barrington Hills had occupancy of 97% on June 30, 2004. Concessions in the Little Rock area have not been as significant as in some other parts of the country.

Comparison of Consolidated Results From Continuing Operations

For the three and six month periods ended June 30, 2004, the Trust's consolidated revenues from continuing operations were $1,615,000 and $3,146,000, respectively. Revenues increased $99,000 (6.5%) and $107,000 (3.5%) for the three and six-month periods ended June 30, 2004 as compared to the same periods ended June 30, 2003. The increase in consolidated revenue for the six-month period is primarily attributable to a $125,000 increase in income from the Apartment Segment, offset by a decrease in CAM reimbursements at ACI. The increase in income in the Apartment Segment is primarily due to the acquisition of Terrace Apartments. The combined income from Kings Court/Terrace increased by approximately $67,000 when compared to the same period in 2003. Revenue also increased by $35,000 at Chalet, due to increased occupancy and decreased concessions. Revenue increased at Barrington by $25,000 primarily due to an increase in other income.

For the three and six month periods ended June 30, 2004, the Trust's consolidated operating expenses from continuing operations were $1,286,000 and $2,487,000, respectively. Expenses increased $133,000 (11.5%) and $208,000
(9.1%) for the three and six-month periods ended June 30, 2004 as compared to the same periods ended June 30, 2003. The increase in consolidated operating expenses for the six-month period is primarily attributable to a $62,000 increase in other operating expense, a $39,000 increase in repairs and maintenance expense, a $39,000 increase in depreciation and a $34,000 increase in general and administrative expenses. The increase in other operating expenses was due primarily to increased payroll and collection costs at Kings Court/Terrace ($41,000) and Forest Park ($13,000). The increase in repair and maintenance expenses occurred primarily at the Landings ($25,000) and King's Court/Terrace ($20,000) and was comprised of various items significant only as a whole. The increase in depreciation expense is primarily due to the merger of the Terrace Apartments. General and administrative expense increased compared to the prior year primarily due to increased professional fees in conjunction with the formation of the UPREIT structure and costs related to the Terrace merger. The combined operating expenses at Kings Court/Terrace for the six-month period ended June 30, 2004 increased by approximately $121,000 when compared to the same period in 2003.

The net loss from continuing operations for the three and six month periods ended June 30, 2004 was ($61,000) or ($.05) per share and ($90,000) or ($.07)
per share, respectively. The net loss from continuing operations for the three and six month periods ended June 30, 2003 was ($35,000) or ($.03) per share and ($35,000) or ($.03) per share, respectively.

Comparison of Results from Continuing Operations by Segment

For the three and six month periods ended June 30, 2004, revenues for the Trust's Commercial Building Segment (excluding the Atrium) decreased $19,000 (7.5%) and $18,000 (3.7%), respectively, as compared to the same time periods last year. This increase is primarily due to a decrease in CAM reimbursement of $18,000 from prior year. CAM reimbursements of $18,000 were received in the quarter ended June 30, 2003, and a similar amount is expected to be received in the quarter ended September 30, 2004.

For the three and six month periods ended June 30, 2004, expenses for the Commercial Buildings Segment (excluding the Atrium) decreased $6,000 and $12,000, respectively, as compared to 2003 results for the same periods.

For the three and six month periods ended June 30, 2004, revenues for the Apartments Segment increased $118,000 (9.3%) and $125,000 (4.9%), respectively, from the periods ended June 30, 2003, due to increased revenue at Kings Court/Terrace, Chalet and the Landings.

For the three and six month periods ended June 30, 2004, expenses for the Apartments Segment increased $92,000 (7.0%) and $145,000 (5.8%), respectively, primarily due to the merger of the Terrace Apartments.

MARKET RISK

The Trust has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at June 30, 2004.

The Trust does not believe that it has any material exposure to interest rate risk. The debt on the ACI building is at a fixed rated of 8.63% and matures in 2010; the debt on the Landings is at a fixed rate of 7.66% and matures in 2007; the debt on Chalet is at fixed rates of 6.59% and 6.535% and matures in 2008; and the debt on Barrington Hills is at a fixed rate of 6.035%, is repriced in 2009 and matures in 2029. The debt on Terrace is at a fixed rate of 6.87% and matures in 2009. The debt on Forest Park and King's Court/Terrace is at a variable rate and matures in 2007 and 2034, respectively. The current interest rate on Forest Park is 4.91% and King's Court/Terrace is 3.34%. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $42,000.

INFLATION

The effects of inflation did not have a material impact upon the Trust's operations in the period ended June 30, 2004, or in fiscal 2003.

ITEM 3:   CONTROLS AND PROCEDURES

          (a)  Evaluation of disclosure controls and procedures.

               The Trust's Chief Executive Officer and Chief Financial Officer, after evaluating the design and effectiveness of the Trust's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Trust's disclosure controls and procedures were adequately designed and operating effectively to ensure that material information relating to the Trust would be made known to them by others within the Trust, particularly during the period in which this Form 10-QSB Quarterly Report was being prepared.

          (b)  Changes in internal controls

               There has been no change in the Trust's internal control over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.


PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Ralph and Sandra Schmude v. Maxus Properties, Inc., et al, Case No. 04 CV 104814, Clay County, Missouri.

          On January 29, 2004, Ralph and Sandra Schmude filed suit against several defendants, including the Registrant. The count relating to the Registrant is for common law conspiracy with other defendants. However, the plaintiffs seek an order that all defendants, including the Registrant, are jointly and severally liable for all of the other counts and damages in the petition. Plaintiffs seek (i) compensatory damages in the amount of $1.5 million for lost earnings, past and future, and emotional distress, (ii) punitive damages of $3 million,
          (iii) costs, disbursements and prejudgment interest and (iv) such further legal and equitable relief as the court may deem appropriate. Discovery has recently commenced. The Registrant anticipates its costs of defending this suit will be negligible. The Registrant believes the plaintiffs' claims against the Registrant are meritless.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

          (a) On April 30, 2004, the Trust issued MOLP limited partnership units in connection with The Terrace Apartments as described in more detail under the captions "Acquisition of The Terrace Apartments" and "UPREIT" Structure". In June 2004 the Trust completed a private placement pursuant to which it sold 41,668 shares of the Trust's $1.00 par value common stock at $12.00 per share, raising an aggregate of $500,016. The shares were sold to David Watson, an individual unaffiliated with the Trust, Christopher J. Garlich, a trustee of the Trust, and David L. Johnson, Chairman, Chief Executive Officer and President of the Trust. No commissions were paid in connection with the private placement. The Trust relied on the SEC's Rule 506 exemption (Regulation D) from registration for both offerings, offering the MOLP units and the Trust's common stock solely to accredited investors (as defined in Rule 502).

           (b) None

           (c) None

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

 ITEM 5.   OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               See Exhibits Index on Page 23

           (b) Reports on Form 8-K

               On May 4, 2004, Trust filed a Form 8-K under Item 5 reporting that one of its subsidiaries had entered into a contract to sell the ACI Building, and that one of its subsidiaries had acquired The Terrace Apartments. (File Number 000-13754.)

               On June 9, 2004, the Trust filed a Form 8-K under Item 5 reporting that the Trust received a notice from the Nasdaq Stock Market ("Nasdaq") that it was not in compliance with the minimum $10,000,000 stockholders' equity requirement for continued listing on the Nasdaq National

               Market as of March 31, 2004; and that the Trust responded to Nasdaq on June 7, 2004 noting that management believes it has been in compliance with the minimum requirement since May 1, 2004. (File Number 000-13754.)

               On July 1, 2004, the Trust filed a Form 8-K under Item 5 reporting that the Trust received a letter from Nasdaq stating that its staff believed the Trust had provided a definitive plan to achieve and sustain compliance with the $10,000,000 stockholders' equity requirement. (File Number 000-13754.)

               On July 29, 2004, the Trust filed a Form 8-K under Item 5 reporting that on June 15, 2004 the Trust entered into a purchase agreement to purchase two apartment complexes located in Mississippi. (File Number 000-13754.)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          MAXUS REALTY TRUST, INC.

Date: August 13, 2004                 By: /s/ David L. Johnson
                                          --------------------
                                          David L. Johnson
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          Trustee

Date: August 13, 2004                 By: /s/ John W. Alvey
                                          -----------------
                                          John W. Alvey
                                          Vice President
                                          Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number            Description
-----             -----------

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

10.1 Agreement for Purchase and Sale dated April 28, 2004 between ACI Financing, L.L.C. and DBSI Housing Inc. is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 4, 2004 (File No. 000-13754).

10.2 Amendment No. 1 to Agreement for Purchase and Sale dated May 24, 2004 between ACI Financing, L.L.C. and DBSI Housing, Inc.

10.3 Amendment No. 2 to Agreement for Purchase and Sale dated August 2, 2004 between ACI Financing, L.L.C. and DBSI Housing, Inc.

10.4 Purchase and Sale Agreement dated June 15, 2004 between LB 100 Arbor Gate Circle LLC and LB 100 Waverly Drive LLC and the Registrant

10.5 Amendment No. 1 to Purchase and Sale Agreement dated July 13, 2004 between LB 100 Arbor Gate Circle LLC and LB 100 Waverly Drive LLC and the Registrant

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.