Form 10QSB
period 2004-09-30
MAXUS REALTY TRUST INC
filed 2004-11-12
CIK 748580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 X  QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934


For the quarter period ended:  September 30, 2004
                               ------------------



    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934

For the transition period from           to
                                 -------    -------

Commission file number  000-13754
                        ---------


                            MAXUS REALTY TRUST, INC.
                          ---------------------------
        (Exact name of small business issuer as specified in its charter)

         Missouri                                       43-1339136
--------------------------                      --------------------------
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

State the number of shares outstanding of the Trust's sole class of common equity, $1.00 par value common stock, as of November 1, 2004: 1,291,781.

INDEX


                                                                            Page
PART I -     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:
             Consolidated Balance Sheets                                       3
             Consolidated Statements of Operations                             4
             Consolidated Statements of Cash Flows                             5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATION                                                10

ITEM 3.      CONTROLS AND PROCEDURES                                          18

PART II -    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                18
ITEM 2.      CHANGES IN SECURITIES AND
             SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES             19
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                  19
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              19
ITEM 5.      OTHER INFORMATION                                                19
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                 19

SIGNATURES                                                                    21
EXHIBIT INDEX                                                                 22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MAXUS REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30,       December 31,
                                                                                 2004                2003
                                                                             (Unaudited)
                                                                             -----------         -----------
ASSETS:
Investment property
   Land                                                                $       1,355,000             946,000
   Buildings and improvements                                                 35,677,000          24,981,000
   Personal property                                                           2,758,000           1,981,000
                                                                             -----------         -----------
                                                                              39,790,000          27,908,000
   Less accumulated depreciation                                              (3,626,000)         (2,661,000)
                                                                             -----------         -----------
           Total investment property, net                                     36,164,000          25,247,000


Cash                                                                           4,178,000             861,000
Escrows and reserves                                                           1,188,000             598,000
Note receivable                                                                4,142,000                 ---
Accounts receivable                                                               23,000               2,000
Prepaid expenses and other assets                                                325,000             151,000
Deferred expenses, less accumulated amortization                                 443,000             225,000
                                                                             -----------         -----------
           Total                                                              46,463,000          27,084,000
Assets of property held for sale - discontinued operations                         4,000           5,023,000
                                                                             -----------         -----------
           Total assets                                                $      46,467,000          32,107,000
                                                                             ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
   Mortgage notes payable                                              $      27,944,000          16,844,000
   Note payable                                                                4,142,000           4,168,000
   Accounts payable, prepaid rent, and accrued expenses                          628,000             518,000
   Real estate taxes payable                                                     483,000             197,000
   Refundable tenant deposits                                                    189,000             130,000
   Other accrued liabilities                                                   1,161,000                 ---
                                                                             -----------         -----------
           Total                                                              34,547,000          21,857,000

   Liabilities of property held for sale - discontinued operations                35,000              56,000
                                                                             -----------         -----------
           Total liabilities                                                  34,582,000          21,913,000
                                                                             ===========         ===========

Minority interest                                                                155,000                 ---
Shareholders' equity:
   Common stock, $1 par value: authorized 5,000,000 shares,
      1,292,000 and 1,242,000 shares issued and outstanding
      at September 30, 2004 and December 31, 2003, respectively                1,292,000           1,242,000
   Additional paid-in-capital                                                 17,865,000          17,309,000
   Distributions in excess of accumulated earnings                            (7,427,000)         (8,357,000)
                                                                             -----------         -----------
           Total shareholders' equity                                         11,730,000          10,194,000
                                                                             -----------         -----------
                                                                       $      46,467,000          32,107,000
                                                                             ===========         ===========

See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended              Nine Months Ended
                                                       Sept. 30,       Sept. 30,        Sept. 30,     Sept. 30,
                                                          2004            2003            2004          2003
                                                          ----            ----            ----          ----
Income
Revenues:
   Rental                                              1,338,000       1,076,000        3,660,000     3,394,000
   Other                                                 197,000         159,000          553,000       394,000
                                                     -----------     -----------      -----------   -----------

           Total revenues                              1,535,000       1,235,000        4,213,000     3,788,000
                                                     -----------     -----------      -----------   -----------

Expenses:
   Depreciation and amortization                         374,000         291,000          995,000       873,000
   Repairs and maintenance, including common
      area maintenance                                   207,000         191,000          564,000       509,000
   Real estate taxes                                      99,000          84,000          263,000       240,000
   General and administrative                             91,000          68,000          278,000       221,000
   Utilities                                             123,000         103,000          323,000       280,000
   Property management fees - related parties             76,000          62,000          206,000       185,000
   Other operating expenses                              336,000         299,000          959,000       853,000
                                                     -----------     -----------      -----------   -----------
           Total operating expenses                    1,306,000       1,098,000        3,588,000     3,161,000
                                                     -----------     -----------      -----------   -----------

           Net operating income                          229,000         137,000          625,000       627,000
                                                     -----------     -----------      -----------   -----------

   Interest income                                       (53,000)        (14,000)         (60,000)      (17,000)
   Interest expense                                      392,000         306,000          966,000       920,000
                                                     -----------     -----------      -----------   -----------
   Loss before minority interest and
       discontinued operations                          (110,000)       (155,000)        (281,000)     (276,000)
   Minority interest in continuing operations             (2,000)            ---           (2,000)          ---
                                                     -----------     -----------      -----------   -----------
   Loss from continuing operations                      (108,000)       (155,000)        (279,000)     (276,000)
   Income from discontinued operations before
       minority interest, including loss on disposal
       of $26,000 in 2003 and gain on disposal of
       $2,116,000 in 2004                              2,098,000          29,000        2,178,000       113,000
   Minority interest in discontinued operations           20,000             ---           20,000           ---
                                                     -----------     -----------      -----------   -----------
   Income from discontinued operations                 2,078,000          29,000        2,158,000       113,000
                                                     -----------     -----------      -----------   -----------

           Net income (loss)                        $  1,970,000        (126,000)       1,879,000      (163,000)
                                                     ===========     ===========      ===========   ===========

Per share data (basic and diluted):
   Loss from continuing operations                  $       (.08)           (.12)            (.22)         (.22)
   Income from discontinued operations                      1.61             .02             1.71           .09
                                                     -----------     -----------      -----------   -----------

           Total                                    $       1.53            (.10)            1.49          (.13)
                                                     ===========     ===========      ===========   ===========

   Distributions paid in current year               $        .25             .25              .75           .75
                                                     ===========     ===========      ===========   ===========

   Weighted average shares outstanding                 1,289,000       1,236,000        1,261,000     1,233,000
                                                     ===========     ===========      ===========   ===========


See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                        Sept. 30,         Sept. 30,
                                                                                           2004             2003
                                                                                           ----             ----
Cash flows from operating activities:
   Net income (loss)                                                               $   1,879,000          (163,000)
   Adjustments to reconcile net loss to net
     cash provided by operating activities of continuing operations:
       (Income) loss from discontinued operations:                                   (2,178,000)          (113,000)
       Minority interest                                                                 18,000                ---
       Depreciation and amortization                                                    995,000            873,000
       Changes in accounts affecting operations:
           Accounts receivable                                                          (21,000)            12,000
           Prepaid expenses and other assets                                           (168,000)           (12,000)
           Escrows and reserves                                                        (481,000)             1,000
           Accounts payable and other liabilities                                       388,000            277,000
                                                                                    -----------        -----------
               Net cash provided by operating activities of continuing operations       432,000            875,000
               Net cash provided by operating activities of discontinued operations     401,000            264,000
                                                                                    -----------        -----------
               Net cash provided by operating activities                                833,000          1,139,000

Cash flows from investing activities:
       Acquisition of Terrace Apartments                                               (193,000)               ---
       Acquisition of Waverly and Arbor Gate Apartments                              (9,587,000)               ---
       Escrow - Acquisition                                                            (100,000)               ---
       Capital expenditures                                                            (276,000)          (318,000)
                                                                                    -----------        -----------
               Net cash used in investing activities of continuing operations       (10,156,000)          (318,000)
               Net cash provided by investing activities
                    of discontinued operations                                        3,791,000          4,787,000
                                                                                    -----------        -----------
               Net cash (used in) provided by investing activities                   (6,365,000)         4,469,000

Cash flows from financing activities:
       Principal payments on mortgage notes payable                                    (230,000)          (189,000)
       Proceeds from mortgage notes payable, net                                      9,445,000                ---
       Issuance of common stock                                                         606,000             94,000
       Distributions paid to shareholders                                              (949,000)          (925,000)
                                                                                    -----------        -----------
               Net cash provided by (used in) financing activities
                  of continuing operations                                            8,872,000         (1,020,000)
               Net cash used in financing activities
                  of discontinued operations                                            (23,000)        (1,410,000)
                                                                                    -----------        -----------
               Net cash provided by (used in) financing activities                    8,849,000         (2,430,000)
                                                                                    -----------        -----------

               Net increase in cash                                                   3,317,000          3,178,000

Cash, beginning of period                                                               861,000             83,000
                                                                                    -----------        -----------
Cash, end of period                                                                $  4,178,000          3,261,000
                                                                                    ===========        ===========
Supplemental disclosure of cash flow information -
   cash paid during the nine-month period for interest (includes interest
       paid for discontinued operations in 2004 and 2003)                          $  1,121,000          1,220,000
                                                                                    ===========        ===========

Items assumed in connection with acquisition of investment properties
       Investment property and other assets (Terrace)                              $  2,048,000               ---
       Mortgage notes payable and other liabilities (Terrace)                      $  1,739,000               ---


See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
                                   (UNAUDITED)

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (the "Trust" or "Registrant") for the year ended December 31, 2003, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Trust's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all periods presented have been made. The results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results which may be expected for the entire year. The historical financial statements as of December 31, 2003 and for the three and nine month periods ended September 30, 2003 have been reclassified to present discontinued operations, as further described in Note 4.

Prior period numbers have been restated to conform to current year presentation.

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. At September 30, 2004, the Trust owned approximately 99.09% of the limited partnership interests in MOLP and minority holders of MOLP owned 11,455 limited partnership operating units, or approximately .91% of MOLP. The 11,455 limited partnership operating units were issued in connection with the acquisition of the Terrace Apartments in April 2004.

(3) Segment Reporting

The Trust aggregates the financial information of all its properties into one reportable segment because the properties all have similar economic characteristics and provide similar services to similar types and classes of customers. The Trust previously had two reportable segments, Apartments and Commercial Buildings. The Trust sold its last commercial building in August 2004.

(4) Property Acquisition and Disposition

Sale of ACI

The Trust follows the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement establishes a single accounting model for long-lived assets to be disposed of by sale. The Trust has reclassified its Consolidated Balance Sheet as of December 31,

2003, and its Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2003 in compliance with SFAS 144 to reflect discontinued operations of ACI, which was classified as held for sale on August 25, 2004. This reclassification has no impact on the Trust's net income or net income per share. This property was previously included in the commercial buildings segment. The Trust no longer has separate reportable segments. On August 25, 2004, the Trust sold ACI to an unrelated third party. The sales price was $8,202,500. After deducting costs of the sale and the net book value of the assets sold, the sale resulted in a net book gain of approximately $2,116,000 and provided approximately $3,791,000 net sale proceeds. Accounting rules require the Trust to defer approximately $1,100,000 in sales proceeds, which represents the make whole payment that would be required if the lender accelerated the obligation at the time of the sale. The net book gain on sale has been reduced by this amount. The make whole payment is included in other accrued liabilities and is further described in
Note 5.

Operating information for ACI and Atrium (which was sold in May, 2003) for the three and nine-month periods ended September 30, 2004 and 2003 is set forth below:


                                                        Three Months Ended:                   Nine Months Ended:
                                                      Sept. 30,      Sept. 30,              Sept. 30,    Sept. 30,
                                                        2004           2003                   2004         2003
                                                        ----           ----                   ----         ----

Total revenue                                   $      160,000       234,000                628,000      1,198,000

Depreciation and amortization                           40,000        60,000                162,000        299,000
Repairs and maintenance, including
   common area maintenance                                 ---         7,000                    ---        121,000
Real estate taxes                                       19,000        30,000                 75,000        179,000
Property management fees                                 7,000         9,000                 24,000         43,000
Utilities                                                  ---           ---                    ---         56,000
Other                                                    1,000         7,000                 12,000         61,000
                                                   -----------   -----------            -----------    -----------
    Total operating expenses                            67,000       113,000                273,000        759,000
                                                   -----------   -----------            -----------    -----------

    Net operating income                                93,000       121,000                355,000        439,000
                                                   -----------   -----------            -----------    -----------
    Interest expense                                    52,000        92,000                234,000        300,000
                                                   -----------   -----------            -----------    -----------

Net income before gain (loss) on sale           $       41,000        29,000                121,000        139,000
                                                   -----------   -----------            -----------    -----------

Gain (loss) on sale (1)                              2,116,000           ---              2,116,000        (26,000)
Adjustment of make whole premium                       (59,000)          ---                (59,000)           ---
                                                   -----------   -----------            -----------    -----------
Income before minority interest                      2,098,000        29,000              2,178,000        113,000
Minority interest in discontinued operations            20,000           ---                 20,000            ---
                                                   -----------   -----------            -----------    -----------
Income from discontinued operations                  2,078,000        29,000              2,158,000        113,000
                                                   ===========   ===========            ===========    ===========
Income (loss) from discontinued operations
     per share                                  $         1.61           .02                   1.71            .09
                                                   ===========   ===========            ===========    ===========

(1) Represents loss on sale of Atrium of $26,000 in 2003 and gain on sale of ACI of $2,116,000 in 2004.

Acquisition of Apartments

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

In connection with the acquisition, the Trust issued 5,455 MOLP limited partnership operating units valued at approximately $65,460 and made cash payments totaling approximately $172,000.

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

On September 1, 2004, the Trust, through two of the Trust's wholly owned subsidiaries of its operating limited partnership, MOLP, acquired The Waverly Apartments ("Waverly"), a 128-unit apartment complex located in Bay Saint Louis, Mississippi, and Arbor Gate Apartments ("Arbor Gate"), a 120-unit apartment complex located in Picayune, Mississippi, for a purchase price of approximately $9,400,000 from an unrelated third party. The purchase price was allocated
$3,948,000 to Arbor Gate and $5,452,000 to Waverly. In connection with the purchase of Arbor Gate, the Trust paid cash of approximately $1,028,000 and acquired financing of $3,080,000 with monthly payments of approximately $24,000. In connection with the acquisition of Waverly, the Trust paid cash of approximately $1,380,000 and acquired financing of $4,250,000, with monthly payments of approximately $35,000. The cash paid includes cash used to fund tax and insurance escrows required by the Lender. Each mortgage loan bears interest at a variable rate with a maximum rate cap of 6.25% and is due and payable on September 1, 2011.

DLJ Enterprises, Inc. received a brokerage commission of $70,500 in connection with the closing of the purchase of Arbor Gate and Waverly.

The tables below present the proforma results of operations of the Trust as if the acquisitions (and disposition) had occurred at January 1, 2003 (unaudited).


                                                           Three Months Ended              Nine Months Ended
                                                       Sept. 30,       Sept. 30,        Sept. 30,     Sept. 30,
                                                          2004            2003             2004          2003
                                                          ----            ----             ----          ----

Total revenue                                          1,781,000       1,726,000        5,332,000     5,179,000

Depreciation and amortization                            442,000         429,000        1,315,000     1,287,000
Repairs and maintenance, including
     common area maintenance                             238,000         243,000          678,000       668,000
Real estate taxes                                        123,000         124,000          368,000       370,000
General and administrative                                91,000          68,000          278,000       221,000
Utilities                                                146,000         154,000          419,000       418,000
Property management fees - related parties                88,000          86,000          262,000       254,000
Other                                                    396,000         425,000        1,219,000     1,224,000
                                                     -----------     -----------      -----------   -----------
Total operating expenses                               1,524,000       1,529,000        4,539,000     4,442,000
                                                     -----------     -----------      -----------   -----------

       Net operating income                              257,000         197,000          793,000       737,000
                                                     -----------     -----------      -----------   -----------

       Interest income                                    (5,000)        (14,000)         (11,000)      (18,000)
       Interest expense                                  383,000         395,000        1,113,000     1,193,000
                                                     -----------     -----------      -----------   -----------
Loss before minority interest and
       discontinued operations                          (121,000)       (184,000)        (309,000)     (438,000)
Minority interest in continuing operations                (1,000)         (2,000)          (3,000)       (4,000)
                                                     -----------     -----------      -----------   -----------
Loss from continuing operations                         (120,000)       (182,000)        (306,000)     (434,000)
Income (loss) from discontinued operations, including
       loss on disposal of Atrium of $26,000 and
       gain on sale of ACI of $1,785,000 in 2003         (97,000)        259,000           26,000     1,935,000
Minority interest in discontinued operations              (1,000)          2,000              ---        18,000
                                                     -----------     -----------      -----------   -----------
Income (loss) from discontinued operations               (96,000)        257,000           26,000     1,917,000
                                                     -----------     -----------      -----------   -----------

Net loss                                            $   (216,000)         75,000         (280,000)    1,483,000
                                                     ===========     ===========      ===========   ===========

Per share data (basic and diluted):
   Loss from continuing operations                  $       (.09)           (.15)            (.24)         (.35)
   Income from discontinued operations                      (.08)            .21              .02          1.55
                                                     -----------     -----------      -----------   -----------

           Total                                    $       (.17)            .06             (.22)         1.20
                                                     ===========     ===========      ===========   ===========

This proforma information does not purport to be indicative of the results that actually would have been obtained if the transactions had actually occurred at the beginning of 2003, and is not intended to be a projection of future results.

(5) Contingencies

On August 25, 2004, ACI Financing, L.L.C., a subsidiary of the Trust ("ACI Financing"), sold the ACI Building, an office building located in Omaha, Nebraska (the "ACI Building"), to an unrelated third party, FOR 1031 Omaha LLC, an Idaho limited liability company ("FOR 1031"). FOR 1031 is an affiliate of DBSI Housing Inc., an Idaho corporation ("DBSI"). In connection with the sale, ACI Financing's lender, LaSalle Bank National Association, as trustee for Morgan Stanley Dean Witter Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2000-LIFE2 (the "Lender"), failed or refused to approve DBSI's assumption of the existing loan secured by the ACI Building. As a result, ACI Financing and DBSI agreed as follows:

     o the parties agreed that FOR 1031 and DBSI would indemnify ACI Financing from all costs, expenses, penalties, interest, attorneys' fees, defense costs, Make Whole Premiums (as described below), principal, default interest and every other charge made by the Lender against ACI Financing resulting directly or indirectly from the transfer of the ACI Building to FOR 1031 without the consent of the Lender or otherwise complying with the terms of the Lender loan documents in connection with the transfer of the ACI Building to FOR 1031;

     o ACI Financing agreed to be responsible for and pay to the Lender the lesser of (i) $100,000 or (ii) ten percent (10%) of any Make Whole Premium successfully charged by the Lender resulting from ACI Financing's sale of the ACI Building to FOR 1031; and

     o FOR 1031 executed wrap around loan documents, including (i) a promissory note payable to ACI Financing, (ii) a deed of trust, assignment of rents and security agreement in favor of ACI Financing and (iii) an indemnity agreement, which was also executed by DBSI.

On September 3, 2004, ACI Financing and the Registrant received a letter from Principal Global Investors, LLC, as primary servicer to the Lender, pursuant to which the Lender declared the sale to be an event of default under the loan documents. The Lender further took the position that ACI Financing and the Registrant (as a limited guarantor) are now fully liable under the loan documents and the guaranty and reserved all rights afforded the Lender under the loan documents. The Lender declared that interest shall accrue on the entire principal balance at the "Default Rate" of 12.63%, which is equal to 4% per annum above the applicable interest rate. The Registrant disagrees with the Lender's claim that the Registrant's limited guarantee extends to the default rate of interest and intends to contest this claim.

ACI Financing and FOR 1031 intend to contest the right of the Lender to declare a default and charge the default rate of interest. As indicated above, FOR 1031 and DBSI are obligated to indemnify ACI Financing for any default interest that ACI Financing must pay under the loan documents with the Lender. In October 2004 the Lender charged ACI Financing with default interest of approximately $18,000 for the month ending September 30, 2004. This amount was subsequently paid to the Lender by DBSI. However, there can be no assurance that DBSI or FOR 1031 will have sufficient assets to continue to support it's indemnification obligations to ACI Financing. In addition, the Registrant received one monthly payment of $34,000 from FOR 1031 and made payment of $34,000 to the Lender for the three and nine months ending September 30, 2004, representing one monthly payment of $31,000 interest and $3,000 principal. The interest income and interest expense captions presented in the financial statements include the $49,000 of interest income received from FOR 1031 and $49,000 of interest expense paid to the Lender.

ACI Financing's loan documents with the Lender also (i) includes a due on sale clause that allows the Lender to declare the entire principal amount and accrued interest due immediately upon an event of default and (ii) provides that in an event of a default and acceleration of the loan, ACI Financing must pay the Lender a "Make Whole Premium," which is defined to mean the greater of (i) one percent (1%) of the outstanding principal amount of the loan or (ii) a premium calculated by determining the present value of the payments to be made in accordance with the promissory note discounted at the yield on the applicable US Treasury Issue for the number of months remaining from the date of acceleration to the maturity date, which is approximately 71 months.

There can be no assurance that the Lender, in addition to declaring the default rate of interest due, will not (i) declare the full amount of the loan immediately due and payable, (ii) request payment of the Make Whole Premium,
(iii) foreclose upon the property and (iv) file a lawsuit to enforce its rights.

As a result of the sale, the Registrant recorded a gain of approximately $2,116,000 after deducting the costs of the sale and the net book value of the assets sold. Accounting rules require the Registrant to defer approximately $1,100,000 in sales proceeds. The net book gain was reduced by this amount. This amount represents the Make Whole Premium that would be presently be required if the Lender accelerated the obligation at the time of the sale. Any proceeds received from FOR 1031 related to the indemnification requirements would be recorded when such proceeds are received. If the Lender does not accelerate this obligation and it is paid pursuant its regular schedule, the amount deferred will be amortized to income over the remaining term of the obligation in accordance with the Registrant's policies.

A $100,000 deposit for the purchase of Carrington Apartments was made by the Registrant. The registrant was unable to obtain lender approval for assumption of the current loan in connection with the purchase (as described in Part II, Item I). As a result, the seller believes the Registrant should forfeit the deposit. The Registrant believes that it fulfilled its obligations under the contract and that the deposit should be returned to the Registrant. As a result, the escrow will be placed with the court for resolution. Management believes the Trust will ultimately prevail and receive the funds, however, it is possible that the escrow could be forfeited. If the Trust forfeits the deposit, it will record a loss of $100,000 in the period in which the deposit is forfeited.

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

In connection with the sale of the ACI Building on August 25, 2004, a deferred liability was recorded in the amount of approximately $1,100,000, representing the Make Whole Premium described in Note 5. The Make Whole Premium is the greater of (i) 1% of the outstanding principal amount of the loan or (ii) a premium calculated by determining the present value of the payments to be made in accordance with the promissory note discounted at the yield on the applicable US Treasury Issue for the number of months remaining from the date of acceleration to the maturity date, which is approximately 71 months. The difference obtained by subtracting the current amount of the loan from the present value, calculated in this manner represents the current value of the make whole premium. The period-to-period change in the value of the Make Whole Premium is recorded in discontinued operations for the period in which the change occurs. Increases in the calculated amount of the Make Whole Premium are represented as decreases in income from discontinued operations and decreases in the calculated amount of the Make Whole Premium are represented as increases in income from discontinued operations.

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

DESCRIPTION OF BUSINESS

OVERVIEW

The Trust previously operated rental real estate in two key segments, apartments and commercial. The Trust currently operates seven apartment communities. The last commercial building was sold in August 2004. Cash is primarily generated by renting apartment units to tenants, or securing loans with the Trust's assets. Cash is used primarily to pay operating expenses (repairs and maintenance, payroll, utilities, taxes, and insurance), make capital expenditures for property improvements, repay principal and interest on outstanding loans or to pay cash distributions to shareholders. The key performance indicators for revenues are occupancy rates and rental rates. Revenues are also impacted by concessions (discounts) offered as rental incentives. The key performance indicator for operating expenses is total operating expense per apartment unit. A significant change in the turnover rate of rental units can also cause a significant change in operating expenses. Management also evaluates total taxes, utilities and insurance rates for each property.

General economic trends that management evaluates include construction of apartment units (supply), unemployment rates, job growth, and interest rates (demand). The apartment industry is sensitive to extremely low interest rates, which tend to increase home ownership and decrease apartment occupancy rates. The apartment industry is also sensitive to increased unemployment rates, which tend to cause possible renters to double up in a unit or share a non-rental dwelling with relatives or acquaintances. New construction in an area with low occupancy rates can cause a further decline in occupancy or rental rates.

Economic trends appear to indicate that interest rates have bottomed out. It also appears that unemployment rates are beginning to decline, with job growth beginning to rise. If this is correct and if the trend continues, the Trust should be able to begin reducing concessions, raising rental rates and increasing occupancy, which should improve revenues. Variable operating expenses would also tend to increase, but fixed expense coverage would improve.




             (The remainder of this page left blank intentionally.)

The Trust invests in income-producing real properties, primarily apartments. As of September 30, 2004 the Trust's portfolio is comprised of:


                                     SQUARE FEET/
PROPERTY                               # UNITS         TYPE                LOCATION                PURCHASE
                                                                                                     DATE
Forest Park Apartments                    110        Apartments          Kansas City, MO         August, 2000
("Forest Park")
(f.k.a. North Winn)

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

Terrace Apartments (1)
("Terrace")                                84        Apartments          Olathe, KS              April, 2004

Chalet Apartments - I and II              234        Apartments          Topeka, KS              September, 2001
("Chalet")

The Landings Apartments                   154        Apartments          Little Rock, AR         September, 2001
(the "Landings")

Barrington Hills Apartments               232        Apartments          Little Rock, AR         November, 2001
("Barrington Hills")

Arbor Gate Apartments                     120        Apartments          Picayune, MS            September, 2004
("Arbor Gate")

Waverly Apartments                        128        Apartments          Bay Saint Louis, MS     September, 2004
("Waverly")


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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. The Trust anticipates that the UPREIT structure will enable it to make additional acquisitions of properties from tax-motivated sellers. As an UPREIT, the Trust believes that MOLP will be able to issue limited partnership operating units to tax-motivated sellers who contribute properties to MOLP, thereby enabling those sellers to realize certain tax benefits that would be unavailable to them if the Trust purchased those properties directly for cash or common stock. As of November 1, 2004, minority holders of MOLP own 11,455 limited partnership operating units, or approximately .91% of the partnership interest in MOLP.

Each of the Apartment Complexes are owned by single member limited liability companies that are directly owned by MOLP. Maxus Properties, Inc. provides property management services for each of the Trust's real properties.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of September 30, 2004 was $4,178,000, an increase of $3,317,000 from the balance of $861,000 at December 31, 2003. Cash of $1,664,000 was held at a qualified intermediary on September 30, 2004 pending a potential Section 1031 exchange. These funds represent the net proceeds from the sale of ACI, reduced by the net disbursement for the purchase of Arbor Gate and Waverly in an IRS
Section 1031 exchange.

Escrows and reserves held by various lenders were $1,088,000 and $598,000 at September 30, 2004 and December 31, 2003, respectively, and are not readily available for current disbursement. An additional escrow amount of $100,000 represents a deposit made for the purchase of Carrington Apartments as described in Note 5.

Net cash provided by operating activities decreased $306,000 to $833,000 for the nine-month period ended September 30, 2004 primarily attributable to an increase of $482,000 of escrows and reserves funded in 2004 compared to 2003. This decrease was offset by a $137,000 increase in cash provided by discontinued operations.

Net cash used in investing activities of continuing operations was $10,156,000 comprised of $9,587,000 to purchase Arbor Gate and Waverly, $193,000 for the net cash outlay for the merger of Terrace Apartments and $276,000 for capital expenditures. The largest capital expenditures included $153,000 for capital replacements at all properties combined, along with approximately $39,000 for roofs, siding and guttering at Kings Court, and $30,000 for decks at Chalet.

Net cash provided by investing activities of discontinued operations in 2004 represents net sale proceeds of ACI. In 2003, the $4,787,000 primarily represents sale proceeds of the Atrium. Net cash provided by financing activities of continuing operations was $8,872,000. Cash of $2,250,000 (net of $100,000 of financing costs) was provided by the financing of Kings Court, which previously was not financed. Cash of $7,244,000 (net of $86,000 financing costs) was provided by the financing of Arbor Gate and Waverly. Distributions were paid totaling $949,000 and cash was provided by issuance of common stock for $606,000.

Management believes the Trust's current cash position and the properties' ability to generate operating and financing cash flows should enable the Trust to fund anticipated operating and capital expenditures in 2004. Projected capital expenditures of approximately $140,000, are currently planned for the remainder of 2004, primarily for roofs, HVAC and plumbing and painting projects, with the majority of the expenditures expected to be reimbursed from reserves held by lenders. Capital replacements of approximately $50,000 are expected to be reimbursed from reserves held by lenders. Except for the items mentioned, management does not anticipate any material capital expenditures at any one property in 2004. However, the Trust will continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

Management does not believe the risk of changes in operations adversely impacting cash flow from operating activities is a material risk. As leases expire, they are expected to be replaced or renewed in the normal course of business over a reasonable period of time.

On August 25, 2004, ACI Financing, L.L.C., a subsidiary of the Trust ("ACI Financing") sold the ACI Building. Net cash proceeds were approximately
$3,791,000. This contract is described in more detail in note 4 and note 5 to the Unaudited Consolidated Financial Statements above. On September 1, 2004, subsidiaries of the Trust purchased Arbor Gate and Waverly for a purchase price of $9,400,000 using approximately $2,156,000 of the sale proceeds from ACI in a 1031 exchange. The remainder of cash for the purchase was provided by additional working capital of the Trust. Management intends to evaluate uses for the remaining net sale proceeds from ACI (approximately $1,664,000) including investing in additional income-producing real estate properties, working capital purposes and dividends to shareholders.

Contractual Obligations and Commercial Commitments


                               Balance at              Interest                       Due
                             Sept. 30, 2004              Rate

ACI                             4,142,000                12.63%                  August 1, 2010

Forest Park                     1,868,000                 4.91% (variable)       September 1, 2007

Kings Court/Terrace             2,340,000                 3.34% (variable)       May 1, 2034

Terrace                         1,634,000                 6.87%                  February 1, 2009

Chalet I                        3,942,000                 6.59%                  October 1, 2008

Chalet II                       1,487,000                 6.535%                 October 1, 2008

The Landings                    3,681,000                 7.66%                  September 1, 2007

Barrington Hills                5,662,000                 6.035%                 July 1, 2029

Arbor Gate                      3,080,000                 3.79% (variable)       September 1, 2011

Waverly                         4,250,000                 3.79% (variable)       September 1, 2011
                             ------------

Total                        $ 32,086,000
                              ===========



Reference is also made to Note 2 of Notes to Financial Statements incorporated by reference in the Trust's Annual Report on Form 10-KSB for a description of mortgage indebtedness secured by the Trust's real property investments On April 30, 2004, the Trust assumed the mortgage on Terrace, and also secured additional financing secured by Kings Court, which was not previously financed, and Terrace. On September 1, 2004, the Trust obtained financing secured by Arbor Gate and Waverly, in connection with the acquisition of these properties. Refer to Note 5 for discussion of the default rate of interest on ACI.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any "off-balance sheet arrangements" as defined in
Item 303 (c) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the three and nine months ended September 30, 2004 and 2003 are detailed below.

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

The Trust computes Funds from Operations in accordance with the guidelines established by the white paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds from Operations do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, distributions or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Trust's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Trust's liquidity, nor is it indicative of funds available to fund the Trust's cash needs including its ability to make distributions. The Trust believes Funds from Operations is helpful to investors as a measure of the performance of the Trust because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Trust to incur and service debt and make capital expenditures. In the table below, revenue, expenses, net income and property related depreciation and amortization were determined in accordance with GAAP. The addition of property related depreciation and amortization to, and the elimination of the (gain) loss on sale from, net income results in Funds from Operations, which is not determined in accordance with GAAP.


                                                Three Months Ended                          Nine Months Ended
                                               Sept. 30,   Sept. 30,                      Sept. 30,   Sept. 30,
                                                 2004         2003                          2004        2003

       Net income (loss)                      1,970,000     (126,000)                     1,879,000    (163,000)

       Property related depreciation
          and amortization (1)                  408,000      341,000                     1,157,000     1,139,000
       (Gain) loss on sale                   (2,116,000)         ---                    (2,116,000)       26,000
                                            -----------  -----------                   -----------   -----------
       Funds from operations               $    262,000      215,000                 $     920,000     1,002,000
                                            ===========  ===========                   ===========   ===========


(1) For the three months ended September 30, 2004 and 2003, depreciation and amortization of the Atrium and ACI of $34,000 and $51,000, respectively is included in this amount. For the nine months ended September 30, 2004 and 2003, depreciation and amortization of the Atrium and ACI of $136,000 and $228,000, respectively is included in this amount.

Occupancy

The occupancy levels at September 30 were as follows:


                                                           OCCUPANCY LEVELS AT SEPTEMBER 30,
                                                              2004                  2003
                                                              ----                  ----

         Forest Park                                           95%                   97%
         King's Court/Terrace (1)                              92%                   96%
         Chalet                                               100%                   93%
         The Landings                                          97%                   94%
         Barrington Hills                                      94%                   94%
         Arbor Gate                                            90%                   N/A
         Waverly                                               88%                   N/A


(1) King's Court/Terrace occupancy for 2003 reflects only King's Court. Terrace was acquired in April 2004.

Forest Park ended the third quarter of 2004 at 95% occupancy. The Northern Kansas City, Missouri market conditions continue to show heavy concessions and average occupancy of 91%. King's Court/Terrace occupancy was 92% at September 30, 2004. Overall occupancy in the Olathe, Kansas market has improved slightly, with most competitors' average occupancy in the low 90% range. Concessions continue to be common throughout the market due to excess supply and low interest rates. Occupancy rates in the Topeka, Kansas market averaged approximately 90% for 2003, however, concessions in the market continue. Chalet, which is located in Topeka, ended the quarter at 100% occupied. The property continues to reduce concessions. The Landings and Barrington Hills are both located in Little Rock, Arkansas, where the market occupancy rates are currently in the mid 90% range. The Landings ended the quarter at 97% occupied, and Barrington Hills had occupancy of 94% on September 30, 2004. Concessions in the Little Rock area continue to be minimal. Arbor Gate and Waverly ended the quarter at 90% and 88% occupied, respectively. Arbor Gate is located in Pacayune, Mississippi where market occupancy is 85%. Waverly is located in Bay Saint Louis, Mississippi where occupancy is in the upper 80% to 90% range.

Comparison of Consolidated Results From Continuing Operations

For the three and nine month periods ended September 30, 2004, the Trust's consolidated revenues from continuing operations were $1,535,000 and $4,213,000, respectively. Revenues increased $300,000 (24.3%) and $425,000 (11.2%) for the three and nine-month periods ended September 30, 2004 as compared to the same periods ended September 30, 2003. The increase in consolidated revenue for the nine-month period is primarily attributable to the acquisition of Terrace, Arbor Gate and Waverly Apartments. The combined income for the nine months ended September 30, 2004 from Kings Court/Terrace increased by approximately $163,000 when compared to the same period in 2003. Arbor Gate provided $56,000 and Waverly provided $70,000 of additional revenue for the nine months ended September 30, 2004, representing one month of operations. Revenue also increased by $59,000 at Chalet, due to increased occupancy and decreased concessions. Revenue increased at Barrington by $30,000 primarily due to an increase in other income.

For the three and nine month periods ended September 30, 2004, the Trust's consolidated operating expenses from continuing operations were $1,306,000 and $3,588,000, respectively. Expenses increased $208,000 (18.9%) and $427,000
(13.5%) for the three and nine-month periods ended September 30, 2004 as compared to the same periods ended September 30, 2003. The properties acquired in 2004 were the primary reason for the increase in consolidated operating expenses for the nine-month period. The combined operating expenses at Kings Court/Terrace for the nine-month period ended September 30, 2004 increased by approximately $250,000 when compared to the same period in 2003. The acquisition of Arbor Gate and Waverly increased operating expenses by $32,000, and $46,000, respectively for the three and nine months ended September 30, 2004. The additional $30,000 increase in repair and maintenance expenses occurred primarily at the Landings ($28,000) and was comprised of various items significant only as a whole. Of the $122,000 increase in depreciation expense, $92,000 is due to the merger of the Terrace Apartments and the purchase of Arbor Gate and Waverly. The $23,000 increase in real estate taxes and $33,000 of the $43,000 increase in utilities is primarily due to the properties acquired in 2004. Other operating expenses increased $106,000 primarily due to the properties acquired in 2004. General and administrative expense increased compared to the prior year primarily due to increased professional fees in conjunction with the formation of the UPREIT structure and costs related to the Terrace merger, the sale of ACI, and the purchase of Arbor Gate and Waverly. Interest expense increased $46,000 for the nine-month period ended September 30, 2004, primarily due to $49,000 of interest expense recorded on the ACI loan. There is a corresponding increase of $49,000 in interest income that offsets this expense. See Note 5 for a discussion of the interest income and expense on this loan. The interest expense recorded on the ACI loan in 2003 is included in discontinued operations in 2003. The properties acquired in 2004 incurred interest expense of $58,000 offset by a decrease in interest expense of $48,000 because King's Court was not encumbered with debt for five of the nine months in 2004.

The net loss from continuing operations for the three and nine month periods ended September 30, 2004 was ($108,000) or ($.08) per share and ($279,000) or
($.22) per share, respectively. The net loss from continuing operations for the three and nine month periods ended September 30, 2003 was ($155,000) or ($.12) per share and ($276,000) or ($.22) per share, respectively.

Comparison of Results of Discontinued Operations

For the three-month period ended September 30, 2004, revenues for the Trust's discontinued operations decreased $74,000 (31.6%) and operating expenses decreased $46,000 (40.1%) as compared to the same time periods last year. This decrease is primarily due to the inclusion of the ACI building results for two months in 2004 compared to three in 2003.

For the nine month period ended September 30, 2004, revenues for the Trust's discontinued operations decreased $570,000 (47.6%) and operating expenses decreased $486,000 (64.0%). This decrease is primarily due to the inclusion of the Atrium results for four months in 2003 compared to none in 2004, and ACI results for nine months in 2003 compared to eight months in 2004.

MARKET RISK

The Trust has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at September 30, 2004.

The Trust does not believe that it has any material exposure to interest rate risk. The debt on the ACI building is at a fixed rated of 8.63% and matures in 2010(the lender is charging a default interest rate of 12.63% as described in Note 5); the debt on the Landings is at a fixed rate of 7.66% and matures in 2007; the debt on Chalet is at fixed rates of 6.59% and 6.535% and matures in 2008; and the debt on Barrington Hills is at a fixed rate of 6.035%, is repriced in 2009 and matures in 2029. The debt on Terrace is at a fixed rate of 6.87% and matures in 2009. The debt on Forest Park, King's Court/Terrace, Arbor Gate and Waverly is at variable rates and matures in 2007, 2034, 2011 and 2011, respectively. The current interest rate on Forest Park is 4.91%, King's Court/Terrace is 3.34%; Arbor Gate and Waverly are currently each 3.79%, and are capped at 6.25%. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $115,000.

INFLATION

The effects of inflation did not have a material impact upon the Trust's operations in the period ended September 30, 2004, or in fiscal 2003.

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


PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Ralph and Sandra Schmude v. Maxus Properties, Inc., et al., Case No. 04 CV 104814, Clay County, Missouri

          On January 29, 2004, Ralph and Sandra Schmude filed suit against several defendants, including the Registrant. The count relating to the Registrant is for common law conspiracy with other defendants. However, plaintiffs seek an order that all defendants, including the Registrant, are jointly and severally liable for all of the other counts and damages in the petition. Plaintiffs seek (i) compensatory damages in the amount of $1.5 million for lost earnings, past and future, and emotional distress, (ii) punitive damages of $3 million,
          (iii) costs, disbursements and prejudgment interest and (iv) such further legal and equitable relief as the court may deem appropriate. Discovery has recently commenced. The Registrant anticipates its costs of defending this suit will be negligible. The Registrant believes the plaintiffs' claims against the Registrant are meritless.

          Maxus Realty Trust, Inc. v. Ralph and Sandra Schmude, Case No. CV0904-182CC Clinton County, Missouri

          On October 5, 2004, the Registrant filed a lawsuit against Ralph and Sandra Schmude. Recently, the Registrant was denied financing on one of the properties it had a contract to purchase because of what management believes is a frivolous lawsuit filed by the Schmudes against the Registrant (discussed above). The Schmudes were repeatedly asked to dismiss their lawsuit against the Registrant so that the Registrant could complete the transaction. The Registrant believes that the Schmudes' failure to dismiss the litigation is tortious conduct under applicable law. The Registrant is seeking to recover in this case the damages it has suffered by being deprived of the opportunity to finance one of its potential acquisitions. The Schmudes have been served with this lawsuit but have not yet answered the claim.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

 ITEM 5.  OTHER INFORMATION

          On August 20, 2004, the Board of Trustees of the Trust declared a cash dividend of $0.25 per share payable to the holders of record on August 31, 2004 of the Trust's $1.00 par value, common stock. The dividend was paid on September 21, 2004. The Trust's Board of Trustees intends, subject to continued performance and availability of sufficient funds, to declare a $.25 per share cash dividend each quarter, at least in the near future.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               See Exhibits Index on Page 22

          (b)  Reports on Form 8-K

               On August 26, 2004, the Trust filed a Form 8-K reporting that (i) the Trust entered into a purchase agreement to purchase an apartment complex located in Arkansas (Item 1.01), and (ii) a subsidiary of the Trust sold the ACI Building, an office building located in Omaha, Nebraska (Item 2.01). (File Number 000-13754.)

               On September 8, 2004, the Trust filed a Form 8-K reporting that wholly owned subsidiaries of the Trust's operating limited partnership acquired two apartment complexes located in Mississippi from unrelated third parties (Item 2.01), which Form 8-K the Trust amended on November 12, 2004 to include pro forma and audited financial statements with respect to the two apartment complexes (Item 9.01). (File Number 000-13754.)

               On September 10, 2004, the Trust filed a Form 8-K reporting that a lender to a subsidiary of the Trust had declared an event of default relating to the sale of the ACI Building (Item 2.01). (File Number 000-13754.)

               On September 27, 2004, the Trust filed a Form 8-K reporting that the Registrant's agreement to purchase the Carrington Park Apartments did not close due to the Seller's lender's refusal to approve the Registrant's assumption of Seller's existing loan and the granting of a supplemental loan (Item 1.02). (File Number 000-13754.)





             (The remainder of this page left blank intentionally.)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          MAXUS REALTY TRUST, INC.

Date: November 11, 2004               By: /s/ David L. Johnson
      -----------------                   --------------------
                                          David L. Johnson
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          Trustee

Date: November 11, 2004               By: /s/ John W. Alvey
      -----------------                   -----------------
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

10.2 Amendment No. 1 to Agreement for Purchase and Sale dated May 24, 2004 between ACI Financing, L.L.C. and DBSI Housing, Inc is incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed August 13, 2004 (File No. 000-13754).

10.3 Amendment No. 2 to Agreement for Purchase and Sale dated August 2, 2004 between ACI Financing, L.L.C. and DBSI Housing, Inc. is incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed August 13, 2004 (File No. 000-13754).

10.4 Purchase and Sale Agreement dated June 15, 2004 between LB 100 Arbor Gate Circle LLC and LB 100 Waverly Drive LLC and the Registrant is incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed August 13, 2004 (File No. 000-13754).

10.5 Amendment No. 1 to Purchase and Sale Agreement dated July 13, 2004 between LB 100 Arbor Gate Circle LLC and LB 100 Waverly Drive LLC and the Registrant is incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed August 13, 2004 (File No. 000-13754).

10.6 Multifamily Note Multistate - Adjustable Rate dated as of August 31, 2004 executed by Arbor Gate Acquisition, L.L.C. in favor of NorthMarq Capital, Inc. is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed September 8, 2004 (File No. 000-13754).

10.7 Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated as of August 31, 2004, among Arbor Gate Acquisition, L.L.C., as grantor, to Mississippi Valley Title Insurance Company, as trustee, for the benefit of NorthMarq Capital, Inc., as beneficiary, is incorporated by reference to
     Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed September 8, 2004 (File No. 000-13754).

10.8 Multifamily Note Multistate - Adjustable Rate dated as of August 31, 2004 executed by Waverly Acquisition, L.L.C. in favor of NorthMarq Capital, Inc. is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed September 8, 2004 (File No. 000-13754).

10.9 Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated as of August 31, 2004, among Waverly Acquisition, L.L.C., as grantor, to Mississippi Valley Title Insurance Company, as trustee, for the benefit of NorthMarq Capital, Inc., as beneficiary, is incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed September 8, 2004 (File No. 000-13754).

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