Form 10KSB
period 2004-12-31
MAXUS REALTY TRUST INC
filed 2005-03-08
CIK 748580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                        Commission file number 000-13754

                            MAXUS REALTY TRUST, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

           Missouri                                     43-1339136
-------------------------------                       --------------
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
Yes X    No
   ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ].

The issuer's revenues for its most recent fiscal year are $5,980,000.

As of March 1, 2005, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was $13,364,197. (The aggregate market value was computed on the basis of the closing price of $14.98 per share on March 1, 2005, using the number of shares not beneficially owned on March 1, 2005 by the Executive Officers, Trustees, or holders of 10% or more of the Registrant's common stock. The characterization of such Executive Officers, Trustees, and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

As of March 1, 2005, there were 1,294,304 shares of the Registrant's common stock, par value $1 per share, issued and outstanding.

Documents incorporated by reference:

(1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2004, are incorporated by reference into Parts I & II of this Annual Report on Form 10-KSB.

(2) Portions of the Registrant's 2005 Proxy Statement for the Annual Meeting to be held on May 10, 2005, are incorporated into Part III, as described herein. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB.

This Form 10-KSB  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this section and located elsewhere in this Form 10-QSB regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of
forward-looking   terminology  such  as  "may,"  "will,"   "expect,"   "intend,"
"estimate," "anticipate," "plan," "foresee," "believe" or "continue" or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) the ability to retain tenants, (ii) general economic, business, market and social conditions, (iii) trends in the real estate investment market, (iv) projected leasing and sales, (v) competition, (vi) inflation and (vii) future prospects for the Trust. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included herein are made only as of the date of this Form 10-KSB, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In connection with the change in the Trust's investment policies described below, the Trust's equity investments in income-producing real properties are now principally multi-family housing properties. In 2001, the Trust acquired the following properties: in August, King's Court Apartments; in September, Chalet I and Chalet II Apartments and The Landings at Rock Creek Apartments; and in November, Barrington Hills Apartments. In May 2004, Terrace Apartments was acquired. In September 2004, Arbor Gate Apartments and Waverly Apartments were acquired. Each of these properties is owned by single entity limited liability companies wholly owned by the Trust's operating limited partnership, Maxus Operating Limited Partnership ("MOLP"). In May 2001, Franklin Park Distribution Center was sold. In May 2003, the Atrium at Alpha Business Center was sold. In August 2004, the ACI Building was sold.

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

Maxus Properties, Inc., a Missouri corporation ("Maxus"), provides property management services for the Registrant. David L. Johnson, Chairman, Chief Executive Officer and President of the Registrant, is the Chairman of Maxus. John W. Alvey, Vice President and Chief Financial and Accounting Officer of the Registrant, is Executive Vice President and Chief Financial Officer of Maxus. Christopher J. Garlich, a Trustee of the Registrant, is the majority shareholder of Maxus through his wholly owned trust.

On May 8, 2001, the  Registrant's  shareholders  adopted an amendment to Section
8.8 of Article VIII of the Bylaws to amend the Registrant's "9.8% stock ownership limitation" (i) to allow David L. Johnson, Chairman of the Board, Chief Executive Officer and President to own up to 19.6% of the outstanding shares of the Registrant's common stock and (ii) to decrease the percentage of the outstanding shares of the common stock that others may own from 9.8% to 7.6%.

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. At December 31, 2004, the Trust owned approximately 99.09% of the limited partnership interests in MOLP and minority holders of MOLP owned 11,455 limited partnership operating units, or approximately .91% of MOLP. The 11,455 limited partnership operating units were issued in connection with the acquisition of the Terrace Apartments in April 2004.

Risk Factors

The risk factors in this section and others noted throughout this Form 10-KSB Annual Report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement. Maxus Realty Trust, Inc., Maxus Operating Limited Partnership and its subsidiaries are referred to collectively below as "the Trust", "we", "our", "us", etc.

Risks that may impact our financial condition or performance

Changes in the real estate market may limit our ability to generate Funds From Operations

Real  property  investments  are  subject  to  varying  degrees  of risk and are relatively illiquid. Several factors may adversely affect the economic performance and value of the Trust's properties. These factors include certain events or conditions which may be beyond our control, including: changes in the general, national, regional and local economic climate, local conditions such as an oversupply of multifamily properties or a reduction in demand for our multifamily properties, the attractiveness of our properties to residents, competition from other available multifamily property owners, other housing options and changes in market rental rates, changes in governmental regulations and the related cost of compliance, changes in tax laws or housing laws and changes in interest rates and the availability of financing. Our performance also depends on our ability to collect rent from residents and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, which could increase over time. The expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

We May be Unable to Renew Leases or Relet Units as Leases Expire

When our residents decide not to renew their leases upon expiration, we may not be able to relet their units. Even if the residents do renew or we can relet the units, the terms of renewal or reletting may be less favorable than current lease terms. Because currently all of our leases are for apartments, they are generally for terms of no more than one year. If we are unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. Consequently, our cash flow and ability to service debt and make distributions to security holders would be reduced.

New   Acquisitions   May  Fail  to  Perform  as  Expected  and  Competition  for
Acquisitions May Result in Increased Prices for Properties

The selective acquisition of multifamily properties is one component of our growth strategy. We generally seek to acquire properties only when it will increase our funds from operations on a per share basis. However, newly acquired properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position. Additionally, we expect that other major real estate investors with significant capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development efforts. This competition may increase prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.

We may have difficulty integrating any acquired business or property

Our ability to successfully integrate acquired businesses and properties depends, among other things, on our ability to attract and retain qualified personnel, integrate the personnel and operations of the acquired property, maintain standards, controls, procedures and policies and maintain adequate accounting and information systems. We can provide no assurance that we will be able to accomplish these goals and successfully integrate any acquired businesses or properties. If we fail to successfully integrate such businesses, our results of operations could be adversely affected.

Real Estate Investments Are Illiquid, We May Not Be Able To Sell Properties When Appropriate

Real estate investments generally cannot be sold quickly. We may not be able to change our portfolio promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to make distributions to our shareholders.

Changes in Laws Could Affect Our Business

We are generally not able to pass through to our residents under existing leases real estate taxes, income taxes or other taxes. Consequently, any such tax increases may adversely affect our financial condition and limit our ability to make distributions to our shareholders. Similarly, changes that increase our potential liability under environmental laws or our expenditures on environmental compliance would adversely affect our cash flow and ability to make distributions in the future.

Environmental Problems are Possible and can be Costly

Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

Substantially all of our properties have been the subject of environmental assessments completed by qualified independent environmental consultant companies. These environmental assessments have not revealed, nor are we aware of, any environmental liability that our management believes would have a material adverse effect on our business, results of operations, financial condition or liquidity.

Over the past few years, there have been an increasing number of lawsuits against owners and managers of multifamily properties other than the Trust alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Insurance carriers have reacted to these liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. We have adopted programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property.

We cannot be assured that existing environmental assessments of our properties reveal all environmental liabilities, that any prior owner of any of our properties did not create a material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our properties.

The marketplace for insurance coverage is uncertain and for some properties insurance may become more expensive and more difficult to obtain.

The current insurance market is characterized by volatility with respect to premiums, deductible and coverage. For most types of coverage, we are currently experiencing stagnation in premiums. Sustained deterioration in insurance marketplace conditions may have a negative effect on our operating results.

As a result of the terrorist attacks of September 11, 2001, insurance carriers have created exclusions for losses from terrorism from our "all risk" insurance policies. While separate terrorism insurance coverage is available in certain instances, premiums for such coverage are generally very expensive, with very high deductibles. Moreover, the terrorism insurance coverage that is available typically excludes coverage for losses from acts of foreign governments as well as nuclear, biological and chemical attacks. At the present time, the Trust has determined that it will obtain only standard terrorism insurance for its portfolio. In the event of a terrorist attack impacting one or more of the properties, we could lose revenues from the property, our capital investment in the property and possibly face liability claims from residents or others suffering injuries or losses. The Trust believes, however, that the number and geographic diversity of its portfolio helps to mitigate its exposure to the risks associated with potential terrorist attacks.

Scheduled Debt Payments Could  Adversely  Affect Our Financial  Condition

In the future, our cash flow could be insufficient to meet required payments of principal and interest or to pay distributions to our shareholders at expected levels.

We may not be able to refinance existing debt which in virtually all cases requires substantial principal payments at maturity and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. As a result, we may be forced to postpone capital expenditures necessary for the maintenance of our properties and may have to dispose of one or more properties on terms that would otherwise be unacceptable to us.

Financial Covenants Could Adversely Affect Our Financial Condition

If a property we own is mortgaged to secure payment of indebtedness and we are unable to meet the mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations. A foreclosure could also result in our recognition of taxable income without our actually receiving cash proceeds from the disposition of the property with which to pay the tax. This could adversely affect our cash flow and could make it more difficult for us to meet our REIT distribution requirements.

The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage.

The indentures under which a substantial portion of our debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios.

Some of the properties were financed with tax-exempt bonds that contain certain restrictive covenants or deed restrictions. We monitor compliance with the restrictive covenants and deed restrictions that affect these properties. If these bond compliance requirements restrict our ability to increase our rental rates to attract eligible residents, then our income from these properties may be limited.

Rising Interest Rates Could Adversely Affect Cash Flow

Various properties are financed with instruments that bear interest at variable rates based upon various indices at various interest periods, plus a spread set at the time the debt was financed. We may also borrow additional money with variable interest rates in the future. Increases in interest rates would increase our interest expenses under these debt instruments and would increase the costs of refinancing existing indebtedness and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and to make distributions to shareholders.

We Depend on Our Key Personnel

We depend on the efforts of the Chairman of our Board of Trustees, David L. Johnson, and our executive officers. We can not assure you that we would be able to find qualified replacements for the individuals who make up our executive management if their services were no longer available. The loss of the services of one or more of our executive officers could have a material adverse effect on our business, financial condition and results of operations.

Shareholders' Ability to Effect Changes in Control of the Trust is Limited

We Have a Share Ownership Limit for REIT Tax Purposes

To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any year. To facilitate maintenance of our REIT qualification, our Bylaws, prohibit ownership by any single Person (as defined by the Registant's by-laws) of more than 7.6% of the outstanding shares of common stock, with the exception of David L. Johnson, the Trust's Chairman of the Board (the "Ownership Limit".) Pursuant to the Trust's Bylaws, any acquisition of shares in violation of the Ownership Limit will be null and void with respect to the excess shares. The excess shares shall be deemed to have been acquired and to be held on behalf of the Trust, and, as the equivalent of treasury shares for such purpose, shall not be considered to be outstanding for quorum or voting purposes, and shall not be entitled to receive dividends, interest or any other distribution. The Ownership Limit could delay or prevent a change in control and, therefore, could adversely affect our shareholders' ability to realize a premium over the then-prevailing market price for their shares of common stock.

Control and Influence by Significant Shareholders Could be Exercised in a Manner Adverse to Other Shareholders

As of March 1, 2005, the Executive Officers and Trustees owned approximately 31% of our outstanding shares of common stock. As a result of their ownership the Executive Officers and Trustees may have substantial influence over the Trust. Although these shareholders have not agreed to act together on any matter, they would be in a position to exercise more influence over the Trust's affairs if they were to act together in the future. This influence could conceivably be exercised in a manner that is inconsistent with the interests of other shareholders.

Our  Proposal  to  Authorize  Shares of  Preferred  Stock May Affect  Changes in
Control

Our proxy statement for the Trust's 2005 annual meeting of shareholders requests the shareholders to approve an amendment to the Trust's articles of incorporation that will give the Board of Trustees the authority to issue up to 5 million shares of preferred stock, and to establish the preferences and rights (including the right to vote and the right to convert into shares of common stock) of any shares of preferred stock issued. The Board of Trustees will have the ability to use its powers to issue shares of preferred stock and to set the terms of such securities to delay or prevent a change in control of the Trust, even if a change in control were in the interest of security holders.

Additional Limits On Changes In Control

In addition to the share ownership limitation and the effect of the proposed authorization of preferred stock, there are a number of provisions in our Articles of Incorporation and Bylaws, the Missouri corporate statutes and agreements we have with others which could make it more difficult for a party to make a tender offer for our shares or complete a takeover of the Trust which is not approved by our Board of Trustees. These include:

     - Provisions of Missouri law restricting business combinations and control share acquisitions not approved by the Board of Trustees

     - Provisions in loan agreements putting the Trust in default upon a change in control

Any or all of these provisions could delay or prevent a change in control of the Trust, even if the change was in our shareholders' interest or offered a greater return to our shareholders.

Our Success as a REIT is Dependent on Compliance with Federal Income Tax Requirements

Distribution Requirements May Increase the Indebtedness of the Trust

We may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest and rent earned but not yet received. In such event, or upon our repayment of principal on debt, we could have taxable income without sufficient cash to enable us to meet the distribution requirements of a REIT. Accordingly, we could be required to borrow funds or liquidate investments on adverse terms in order to meet these distribution requirements.

If We Fail To Qualify As A REIT, We Would Be Taxed As A Corporation, Which Would
Substantially   Reduce  Funds   Available   For  Payment  Of  Dividends  To  Our
Shareholders

If we fail to qualify as a REIT for federal income tax purposes, we will be taxed as a corporation. We are organized and believe we qualify as a REIT, and intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we will remain qualified in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code on which there are only limited judicial and administrative interpretations, and depends on facts and circumstances not entirely within our control. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws, the application of the tax laws to our qualification as a REIT or the federal income tax consequences of that qualification.

If we fail to qualify as a REIT we will face tax consequences that will substantially reduce the funds available for payment of dividends:

     - We would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to federal income tax at regular corporate rates

     - We could be subject to the federal alternative minimum tax and possibly increased state and local taxes

     - Unless we are entitled to relief under statutory provisions, we could not elect to be treated as a REIT for four taxable years following the year in which we were disqualified

In addition, if we fail to qualify as a REIT, we will no longer be required to pay dividends. As a result of these factors, our failure to qualify as a REIT could adversely affect the market price for our shares.

Risks That May Affect The Market Price Of Our Shares

We Cannot Assure You We Will Continue Paying Dividends At Historical Rates

Our ability to continue paying dividends at historical rates or to increase our common stock dividend rate will depend on a number of factors, including our financial condition and results of future operations and our ability to acquire, finance and lease additional properties at attractive rates. If we do not maintain or increase our dividend rate, that could have an adverse effect on the market price of our common stock.

NASDAQ Risk Of Being De-Listed

On May 21, 2004, the Registrant received a notice from the Nasdaq Stock Market ("Nasdaq") that it was not in compliance with the minimum $10,000,000 stockholders' equity requirement for continued listing on the Nasdaq National Market as of March 31, 2004, as set forth in Marketplace Rule 4450(a)(3). Nasdaq requested that the Registrant provide a specific plan to achieve and sustain compliance with Nasdaq's minimum stockholders' equity standard for a twelve-month period. The Registrant's submitted its plan to achieve and sustain compliance with Nasdaq's minimum requirement on June 7, 2004. To achieve compliance the Registrant raised $500,000 in a private offering. The sale of the ACI Building in August 2004 also increased the Registrant's stockholders' equity due to the gain recognized by the Registrant in connection with the sale. Nasdaq accepted the Registrant's plan to achieve and sustain compliance with the $10,000,000 minimum stockholders' equity requirement. As of December 31, 2004, the Registrant's stockholders' equity was approximately $11,053,000.

Although the Registrant will continue to monitor compliance with Nasdaq's listing standards and believes that it will be able to remain in compliance with such standards, including the minimum stockholders' equity requirement, there can be no assurance that the Registrant will be able to remain in compliance and that the Registrant's stock will not ultimately be subject to de-listing. In such event, the public market for the Registrant's stock, and its market price, could be significantly reduced.

Market Interest Rates May Have An Effect On The Value Of Our Stock

One of the factors that investors may consider in deciding whether to buy or sell our common stock is our dividend rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend on our common stock or seek securities paying higher dividends or interest.

Market Prices For Our Stock May Be Affected By Perceptions About The Financial Health Or Value Of REIT Stocks Generally.

General market perceptions about the financial health or value of REIT stocks as a group may impact the market price of our stock.

Employees

As of December 31, 2004, the Registrant has no employees. Property management services for the Registrant's investment properties are provided by Maxus. Maxus employs more than 200 people to manage 43 commercial properties, including more than 6,500 apartment units and approximately 400,000 square feet of retail and office space.

ITEM 2: DESCRIPTION OF PROPERTY

On March 28, 1985, the Registrant purchased The Atrium at Alpha Business Center ("The Atrium"), a multi-tenant office building located in Bloomington, Minnesota, a suburb of Minneapolis. The Atrium contained approximately 89,000 net rentable square feet and was located, along with a parking lot that accommodated 336 cars, on a 4.2 acre site. The purchase price of The Atrium was approximately $8,394,000. The Atrium was sold in May 2003. The loss on sale was approximately $26,000.

The ACI Building, an office building located in Omaha, Nebraska. The ACI Building contained approximately 70,000 net rentable square feet and is located on a 7.59 acre site which provides paved parking for 400 cars. The purchase price of the ACI Building was $6,401,000. The building was 100% leased by a single tenant, Applied Communications, Inc. On December 4,

2001, a small, unimproved portion of the land on which ACI was situated was sold for $29,600 to an unrelated third party. The entire proceeds were applied to the loan on the property. The ACI Building was sold on August 25, 2004. The gain on sale was approximately $2,116,000, as described in more detail in Note 8 of the notes to Consolidated Financial Statements incorporated by reference to the Registrant's 2004 Annual Report to Shareholders. In connection with the sale, the buyer executed a wrap loan agreement in the amount of $4,143,000 at a fixed rate of 8.63% in favor of ACI Financing LLC, which has debt of $4,143,000 at a fixed rate of 8.63% secured by the ACI Building. The wrap loan agreement and transaction are described in more detail in Note 4 of the notes to Consolidated Financial Statements incorporated by reference to the Registrant's 2004 Annual Report to Shareholders.

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

In August 2001, in connection with the purchase of King's Court Apartments, an 82 unit multi-family apartment complex in Olathe, Kansas ("King's Court"), the Trust assumed the obligation to repay certain multi-family housing revenue refunding bonds issued in an aggregate amount of $2,209,000, at a fixed rate of 5.69%, which were due and payable on November 1, 2026. The bonds were paid off in October of 2003. In May 2004 $2,350,000 of debt was incurred with a floating interest rate of 4.05%, a cap of 5.91%, a term of five years, and an amortization period of 30 years. The debt is secured by King's Court Apartments and Terrace Apartments, which are operated as one entity.

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

On April 30, 2004, the Trust, through one of the Trust's subsidiaries, acquired The Terrace Apartments ("Terrace"), an 84-unit apartment complex located in Olathe, Kansas, for a purchase price of approximately $2,020,000. Terrace is an 84-unit, multi-family apartment complex in Olathe, Kansas. Terrace and King's Court are operated as one entity ("King's Court/Terrace"). In connection with the acquisition and as part of the purchase price, the Trust assumed a mortgage loan of approximately $1,650,000, other liabilities of approximately $89,000, and other assets of approximately $28,000. The debt is at a fixed rate of 6.87% and is due and payable on February 1, 2009.

On September 1, 2004, the Trust, through two of the Trust's wholly owned subsidiaries of its operating limited partnership, MOLP, acquired Arbor Gate Apartments ("Arbor Gate"), a 120-unit apartment complex located in Picayune, Mississippi and The Waverly Apartments ("Waverly"), a 128-unit apartment complex located in Bay Saint Louis, Mississippi, for a purchase price of approximately $9,400,000 from an unrelated third party. The purchase price was allocated
$3,948,000 to Arbor Gate and $5,452,000 to Waverly. In connection with the purchase of Arbor Gate, the Trust paid cash of approximately $1,028,000 and acquired financing of $3,080,000 with monthly payments of approximately $24,000. In connection with the acquisition of Waverly, the Trust paid cash of approximately $1,380,000 and acquired financing of $4,250,000, with monthly payments of approximately $35,000. The cash paid includes cash used to fund tax and insurance escrows required by the Lender. Each mortgage loan is due and payable on September 1, 2011, and bears interest at a variable rate of 4.06% and 4.05%, respectively, with a cap of 6.25%.

Each of the properties is owned by limited liability companies wholly owned by MOLP.

Reference is made to Note 3 of Notes to Consolidated Financial Statements incorporated by reference to the Registrant's 2004 Annual Report to Shareholders for a description of the mortgage indebtedness secured by the Registrant's real property investments.

Management believes the Registrant's properties are adequately covered by insurance and considers the properties to be well maintained and sufficient for the Registrant's operations. Projected capital expenditures of approximately $438,000 are planned for 2005, primarily for painting, roofs, and HVAC projects, with the majority of the expenditures expected to be reimbursed from reserves held by the lenders. Capital replacements of approximately $245,000 are also expected to be reimbursed from reserves held by lenders. Except for the items mentioned, management does not anticipate any material capital operating expenditures at any one property in 2005. However, the Trust will continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

It is the Registrant's current investment policy to acquire, operate, lease and otherwise invest in and deal with real estate primarily consisting of income-producing property, principally multi-family housing. Subject to limitation in the Registrant's by-laws, the Registrant's trustees may change its investment policy with shareholder approval.

The following tables set forth certain information as of December 31, 2004 relating to the properties owned by the Registrant.

                                                                                  AVERAGE
                                                                                 ANNUALIZED
                                      NUMBER               TOTAL                 EFFECTIVE
                                        OF              ANNUALIZED                BASE RENT             PERCENT
PROPERTY                               UNITS             BASE RENT                PER UNIT               LEASED

Arbor Gate                             120           $    669,000              $    5,575                 86%

Barrington Hills                       232              1,289,000                   5,556                 91%

Chalet                                 234              1,349,000                   5,765                 96%

Forest Park                            110                675,000                   6,136                 91%

King's Court/Terrace (1)               166                852,000                   5,133                 91%

The Landings                           154                924,000                   6,000                 90%

Waverly                                128                792,000                   6,188                 84%


(1) King's Court and Terrace ("Kings Court/Terrace") are operated as one entity.


                                                   FEDERAL           FEDERAL          FEDERAL       2004 REALTY
PROPERTY                                          TAX BASIS         TAX METHOD        TAX LIFE        TAX PAID

Forest Park         Building                   $  2,295,000            SLMM             27.5        $   31,000
                    Land Improvements               580,000            SLMM              15
                    Personal Property               339,000            SLMM              10

King's Court/       Building                      5,208,000            SLMM             27.5            71,000
Terrace             Personal Property               358,000            SLMM              10

The Landings        Building                      5,002,000            SLMM             27.5         *  59,000
                    Land Improvements                70,000            SLMM              15
                    Personal Property               349,000            SLMM              10

Chalet              Building                      7,415,000            SLMM             27.5           152,000
                    Land Improvements                15,000            SLMM              15
                    Personal Property               543,000            SLMM              10

Barrington          Building                      6,131,000            SLMM             27.5         *  72,000
Hills               Land Improvements               365,000            SLMM              15
                    Personal Property               533,000            SLMM              10

Arbor Gate          Building                      3,515,000            SLMM             27.5            33,000
                    Land Improvements               202,000            SLMM              15
                    Personal Property               205,000            SLMM              10

Waverly             Building                      4,862,000            SLMM             27.5            63,000
                    Land Improvements               277,000            SLMM              15
                    Personal Property               279,000            SLMM              10

                    Total                       $38,543,000
                                                ===========

SLMM - Straight line, mid-month
* Tax bills in arrears - 2003 tax paid in 2004.

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

Additional information required by Item 102 of Regulation S-B is incorporated by reference from the Registrant's 2004 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 3: LEGAL PROCEEDINGS

Ralph C. and Sandra L. Schmude, et al. v. Maxus Properties, Inc., et al.

On January 29, 2004, Ralph C. and Sandra L. Schmude filed a lawsuit against a number of entities, including the Registrant, in the Circuit Court of Clay County, Missouri, Case No. CV104-814 CC ("Clay County Litigation"). The only claim brought against the Registrant was a claim that the Registrant allegedly conspired with the other defendants to mismanage an apartment complex in the Kansas City area in order for the Registrant, or one of the other defendants, to buy the apartment complex at a discounted price. The Plaintiffs have alleged $1,500,000 in compensatory damages and $3,500,000 in punitive damages. The Registrant has answered Plaintiffs' Petition, denying all claims and asserting several affirmative defenses. The Registrant intends to vigorously defend this case because it believes the claim against it is frivolous.

Maxus Realty Trust, Inc. v. Ralph C. and Sandra L. Schmude

On October 5, 2004, the Registrant  filed a lawsuit  against Ralph C. and Sandra
L. Schmude in the Circuit Court of Clinton County, Missouri, Case No. CV0904-182CC. The Registrant brought this suit because the frivolous civil conspiracy claim alleged in the Clay County Litigation resulted in the Registrant losing a business opportunity because of the pending litigation against the Registrant. The Registrant seeks the recovery of damages it has suffered in connection with losing this business opportunity, which are unknown at this time.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Shareholders during the fourth quarter of 2004.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by Item 201 of Regulation S-B is incorporated by reference from the Registrant's 2004 Annual Report to Shareholders under the headings "Market Information," "Nasdaq" and "Dividends".

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information required by Item 303 of Regulation S-B is incorporated by reference from the Registrant's 2004 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7: FINANCIAL STATEMENTS

The consolidated financial statements of the Registrant are incorporated by reference from the Registrant's 2004 Annual Report to Shareholders.

ITEM 8: CHANGES  IN  AND  DISAGREEMENTS  WITH   ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A: CONTROLS AND PROCEDURES

The Registrant, including its principal executive officer and principal financial officer, after evaluating the design and effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Registrant's disclosure controls and procedures were adequately designed and operating effectively to ensure that material information relating to the Registrant would be made known to them by others within the Registrant, particularly during the period in which this Form 10-KSB Annual Report was being prepared.

There has been no change in the Registrant's internal control over financial reporting during its most recent fiscal year that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 8B: OTHER INFORMATION

Not applicable.

PART III

ITEM 9: TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 10, 2005 under the captions "Election of Trustees" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

The following table sets forth certain information with respect to the executive officers of the Registrant as of March 1, 2005.


         Name                                                                   Has served in
                                   Position                          Age        position since
         ----------------------------------------------------------------------------------------

         David L. Johnson          Chief Executive Officer,
                                   President and Chairman             48        May 11, 2004

         John W. Alvey             Vice President,                    46        November 10, 1999
                                   Chief Financial and
                                   Accounting Officer


DAVID L. JOHNSON
Mr. Johnson, age 48, is Chairman of Maxus, whose offices are located at 104 Armour Road, North Kansas City, Missouri 64116. He has served in this capacity since its inception in 1988. Mr. Johnson is also on the Board of Directors of Maxus Capital Corp., the managing general partner of Maxus Real Property Investors-Four, L.P., a Missouri limited partnership that is a public reporting company. Mr. Johnson is also President of KelCor, Inc. ("KelCor"), a Missouri corporation that specializes in the acquisition of commercial real estate.

JOHN W. ALVEY
Mr. Alvey, age 46, is Executive Vice President and Chief Financial Officer of Maxus and Vice President of KelCor. He has served in these capacities since 1988. Mr. Alvey is also on the Board of Directors of Maxus Capital Corp., the managing general partner of Maxus Real Property Investors-Four, L.P.

Code of Conduct

The Registrant's board of trustees has adopted a code of conduct for its principal executive officer, principal financial officer, principal accounting officer or controller and/or those persons performing similar functions.

ITEM 10: EXECUTIVE COMPENSATION

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 10, 2005 under the captions "Election of Trustees-Trustee's Compensation," "Election of Trustees-Executive Compensation," "Election of Trustees-Related Transactions," and "Election of Trustees-Report of the Independent Trustees" is incorporated herein by reference. The Registrant does not have any compensation plans under which equity securities of the Registrant are authorized for issuance.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 10, 2005 under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held May 10, 2005 under the caption "Election of Trustees-Related Transactions" is incorporated herein by reference.

ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) A list of exhibits required to be filed as part of this report on Form 10-KSB is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference. The following documents are filed as a part of this report:

The following financial statements of the Registrant are incorporated by reference to the Registrant's 2004 Annual Report to Shareholders:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets (December 31, 2004 and 2003)

Consolidated Statements of Operations (For the years ended December 31, 2004 and
2003)

Consolidated Statements of Shareholders' Equity (For the years ended December 31, 2004 and 2003)

Consolidated Statements of Cash Flows (For the years ended December 31, 2004 and
2003)

Notes to Consolidated Financial Statements (December 31, 2004 and 2003)

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed by the Registrant since the end of the third quarter of 2004:

          On November 12, 2004, the Trust filed a Form 8-K/A to amend the 8K filed on September 8, 2004 reporting the acquisition of two apartment complexes (Item 2.01) to include pro forma and audited financial statements with respect to the two apartment complexes (Item 9.01). (File Number 000-13754.)

          On January 18, 2005, the Trust filed a Form 8-K reporting a request from an investor that Maxus' Board of Directors waive the 7.6% ownership limitation contained in Maxus' bylaws (Item 7.01). (File Number 000-13754.)

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the Registrant's definitive proxy statement to be filed in connection with its Annual Meeting to be held May 10, 2005 under the captions "Election of Trustees - Audit Fees", "- Audit Related Fees", " - Tax Fees", ", "- All Other Fees", and "- Audit Committee's Pre-Approval Policies" is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                 MAXUS REALTY TRUST, INC.
Date: March 4, 2005
      ----------------
                                 /s/ David L. Johnson
                                 --------------------
                                 By: David L. Johnson
                                 President, Chief Executive Officer and Chairman

In accordance with the Securities Exchange Act of 1934, this report has been signed below on March 4, 2005, by the following persons on behalf of the Registrant and in the capacities indicated.


                                 /s/ David L. Johnson
                                 --------------------
                                 David L. Johnson
                                 President, Chief Executive Officer and Chairman


                                 /s/ John W. Alvey
                                 --------------------
                                 John W. Alvey
                                 Vice President,
                                 Chief Financial and Accounting Officer



                                 --------------------
                                 Kevan Acord
                                 Trustee


                                 /s/ Jose Evans
                                 --------------------
                                 Jose Evans
                                 Trustee


                                 /s/ Christopher Garlich
                                 --------------------
                                 Christopher Garlich
                                 Trustee


                                 /s/ W. Robert Kohorst
                                 -------------------
                                 W. Robert Kohorst
                                 Trustee



                                 -------------------
                                 Monte McDowell
                                 Trustee


                                 /s/ Danley K. Sheldon
                                 ---------------------
                                 Danley K. Sheldon
                                 Trustee

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

4.6 Multifamily Note Multistate - Adjustable Rate dated as of August 31, 2004 executed by Arbor Gate Acquisition, L.L.C. in favor of NorthMarq Capital, Inc. is incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed September 8, 2004 (File No. 000-13754).

4.7 Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated as of August 31, 2004, among Arbor Gate Acquisition, L.L.C., as grantor, to Mississippi Valley Title Insurance Company, as trustee, for the benefit of NorthMarq Capital, Inc., as beneficiary, is incorporated by reference to
     Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed September 8, 2004 (File No. 000-13754).

4.8 Multifamily Note Multistate - Adjustable Rate dated as of August 31, 2004 executed by Waverly Acquisition, L.L.C. in favor of NorthMarq Capital, Inc. is incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed September 8, 2004 (File No. 000-13754).

4.9 Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated as of August 31, 2004, among Waverly Acquisition, L.L.C., as grantor, to Mississippi Valley Title Insurance Company, as trustee, for the benefit of NorthMarq Capital, Inc., as beneficiary, is incorporated by reference to
     Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed September 8, 2004 (File No. 000-13754).

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

10.3 ACI Building Lease dated December 28, 1992, as further amended by First Amendment to Lease dated September 9, 1998 by and between Nooney Realty Trust, Inc., through its agent, Nooney Krombach Company, and Applied Communications, Inc is incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.4 Second Amendment to Lease dated November 30, 2001, by and between Maxus Realty Trust, Inc., through its agent Maxus Properties, Inc., and Applied Communications, Inc. is incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.5 Management Agreement between Maxus Properties, Inc. and North Winn Acquisition, L.L.C. dated August 16, 2000 is incorporated by reference to
     Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.6 Assumption and Release Agreement dated September 27, 2001 by and among Garden Chalet I L.P., American Realty Trust, Inc., Chalet I Acquisition, L.L.C., Maxus Realty Trust, Inc. and Fannie Mae is incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754). 10.7

10.7 Assumption and Release Agreement for Chalet II dated September 27, 2001 by and among Chalet II Associates, National Operating, L.P., Chalet II Acquisition, L.L.C., Maxus Realty Trust, Inc. and Fannie Mae is incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.8 Management Agreement for Chalet I and II dated August 13, 2001 by and between Chalet I Acquisition, L.L.C., Chalet II Acquisition, L.L.C. and Maxus Properties, Inc., is incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.9 Assumption and Release Agreement dated September 28, 2001 by and between Waterton Rock, Limited, David R. Schwartz, Peter M. Vilim, Landings Acquisition, L.L.C., Maxus Realty Trust, Inc. and Fannie Mae is
      incorporated by reference to Exhibit 10.17 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.10 Management Agreement for Landings dated September 28, 2001 by and between Landings Acquisition, L.L.C. and Maxus Properties, Inc. is incorporated by reference to Exhibit 10.19 to the Registrant's Current Report on Form 8-K filed October 12, 2001 (File No. 000-13754).

10.11 Management Agreement for King's Court/Terrace Acquisition LLC dated April 15, 2004 by and between King's Court/Terrace Acquisition, L.L.C. and Maxus Properties, Inc. is incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, as filed pursuant to Rule 13a-3 under the Securities and Exchange Act of 1934 (File No. 000-13754.)

10.12 Amendment to Land Use Regulatory Agreement dated November 14, 2001 by and among Pulaski County Public Facilities Board, State Street Bank and Trust Company of Missouri, N.A., Waterton Raintree, LLC and Barrington Hills Acquisition, L.L.C. is incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.13 Management Agreement for Barrington dated November 1, 2001 by and between Barrington Hills Acquisition, L.L.C. and Maxus Properties, Inc. is incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.14 Agreement for Purchase and Sale dated April 28, 2004 between ACI Financing, L.L.C. and DBSI Housing Inc. is incorporated by reference to
      Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 4, 2004 (File No. 000-13754).

10.15 Amendment No. 1 to Agreement for Purchase and Sale dated May 24, 2004 between ACI Financing, L.L.C. and DBSI Housing, Inc is incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 (File No. 000-13754).

10.16 Amendment No. 2 to Agreement for Purchase and Sale dated August 2, 2004 between ACI Financing, L.L.C. and DBSI Housing, Inc. is incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 (File No. 000-13754).

10.17 Purchase and Sale Agreement dated June 15, 2004 between LB 100 Arbor Gate Circle LLC and LB 100 Waverly Drive LLC and the Registrant is incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 (File No. 000-13754).

10.18 Amendment No. 1 to Purchase and Sale Agreement dated July 13, 2004 between LB 100 Arbor Gate Circle LLC and LB 100 Waverly Drive LLC and the Registrant is incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 (File No. 000-13754).

10.19 First Amended and Restated Agreement of Limited Partnership of Maxus Operating Limited Partnership dated as of October 15, 2003 is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 (File No. 000-13754).

13 2004 Annual Report to Shareholders. Except for those portions expressly incorporated by reference in this Form 10-KSB, the 2004 Annual Report to Shareholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-KSB.

14    Maxus Realty Trust, Inc. Code of Conduct is  incorporated  by reference to
      Exhibit 14 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003 (File No. 000-13754).

21 Subsidiaries of Maxus Realty Trust, Inc.(all are formed under Missouri law unless otherwise indicated).

      North Winn Acquisition, L.L.C.
      Chalet I Acquisition, L.L.C.
      Chalet II Acquisition, L.L.C.
      Landings Acquisition, L.L.C.
      Barrington Hills Acquisition, L.L.C.
      Maxus Operating Limited Partnership (Delaware)
      Maxus Realty G.P., Inc. (Delaware)
      ACI Financing, L.L.C.
      King's Court/Terrace Acquisition L.L.C.
      Arbor Gate Acquisition, L.L.C.
      Waverly Acquisition, L.L.C.

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