Form 10KSB/A
period 2004-12-31
MAXUS REALTY TRUST INC
filed 2005-03-09
CIK 748580

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


                                 /s/ David L. Johnson
                                 --------------------
                                 David L. Johnson
                                 President, Chief Executive Officer and Chairman


                                 /s/ John W. Alvey
                                 --------------------
                                 John W. Alvey
                                 Vice President,
                                 Chief Financial and Accounting Officer


                                 /s/ Kevan Acord
                                 --------------------
                                 Kevan Acord
                                 Trustee


                                 /s/ Jose Evans
                                 --------------------
                                 Jose Evans
                                 Trustee


                                 /s/ Christopher Garlich
                                 --------------------
                                 Christopher Garlich
                                 Trustee


                                 /s/ W. Robert Kohorst
                                 -------------------
                                 W. Robert Kohorst
                                 Trustee


                                 /s/ Monte McDowell
                                 -------------------
                                 Monte McDowell
                                 Trustee


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