Form 10QSB
period 2005-03-31
MAXUS REALTY TRUST INC
filed 2005-05-12
CIK 748580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarter period ended:  March 31, 2005
                               --------------



    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from             to
                               -----------    -----------

                        Commission file number 000-13754


                            MAXUS REALTY TRUST, INC.
                           -------------------------
       (Exact name of small business issuer as specified in its charter)

           Missouri                                     43-1339136
-------------------------------                         ----------
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

State the number of shares outstanding of the Trust's sole class of common equity, $1.00 par value common stock, as of May 1, 2005: 1,296,375

INDEX


                                                                            Page
PART I -     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:
             Consolidated Balance Sheets                                       3
             Consolidated Statements of Operations                             4
             Consolidated Statements of Cash Flows                             5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATION                                                10

ITEM 3.      CONTROLS AND PROCEDURES                                          17

PART II -    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                17
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS      18
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                  18
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              18
ITEM 5.      OTHER INFORMATION                                                19
ITEM 6.      EXHIBITS                                                         19

SIGNATURES                                                                    20
EXHIBIT INDEX                                                                 21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MAXUS REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,       December 31,
                      Assets                                                          2005              2004
                                                                                   (Unaudited)
Investment property
     Land                                                                      $    1,355,000        1,355,000
     Buildings and improvements                                                    35,644,000       35,641,000
     Personal property                                                              2,663,000        2,606,000
                                                                                  -----------      -----------
                                                                                   39,662,000       39,602,000

     Less accumulated depreciation                                                 (4,509,000)      (4,083,000)
                                                                                  -----------      -----------

              Total investment property, net                                       35,153,000       35,519,000

Cash                                                                                3,600,000        3,860,000
Escrows and reserves                                                                1,269,000        1,125,000
Note receivable                                                                     4,121,000        4,133,000
Accounts receivable                                                                     3,000            3,000
Prepaid expenses and other assets                                                     151,000          242,000
Intangible assets (net)                                                                36,000           94,000
Deferred expenses, less accumulated amortization                                      402,000          423,000
                                                                                  -----------      -----------
              Total assets of continuing operations                                44,735,000       45,399,000
Assets of discontinued operations - property held for sale                              4,000            4,000
                                                                                  -----------      -----------
              Total assets                                                     $   44,739,000       45,403,000
                                                                                  ===========      ===========

                 Liabilities and Shareholders' Equity

Liabilities:
     Mortgage notes payable                                                    $   27,708,000       27,824,000
     Note payable                                                                   4,121,000        4,133,000
     Accounts payable, deferred rent and accrued expenses (note 5)                    605,000          623,000
     Real estate taxes payable                                                        376,000          394,000
     Refundable tenant deposits                                                       183,000          177,000
     Other accrued liabilities                                                        871,000        1,047,000
                                                                                  -----------      -----------
              Total liabilities                                                    33,864,000       34,198,000
                                                                                  -----------      -----------

Minority interest                                                                     152,000          152,000
Shareholders' equity:
     Common stock, $1 par value; Authorized 5,000,000 shares, issued and outstanding 1,297,000 and 1,294,000 shares
        at March 31, 2005 and December 31, 2004, respectively                       1,297,000        1,294,000
     Additional paid-in capital                                                    17,925,000       17,899,000
     Distributions in excess of accumulated earnings                               (8,499,000)      (8,140,000)
                                                                                  -----------      -----------
              Total shareholders' equity                                           10,723,000       11,053,000
                                                                                  -----------      -----------
                                                                               $   44,739,000       45,403,000
                                                                                  ===========      ===========

See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                       March 31,         March 31
                                                                         2005              2004
                                                                         ----              ----
Income
Revenues:
   Rental                                                              1,562,000        1,127,000
   Other                                                                 213,000          170,000
                                                                     -----------      -----------

           Total revenues                                              1,775,000        1,297,000
                                                                     -----------      -----------

Expenses:
   Depreciation and amortization                                         503,000          298,000
   Repairs and maintenance                                               220,000          165,000
   Turn costs and leasing                                                 98,000           62,000
   Utilities                                                             134,000           88,000
   Real estate taxes                                                     124,000           80,000
   Insurance                                                              90,000           58,000
   Property management fees - related parties                             87,000           62,000
   Other operating expenses                                              229,000          183,000
   General and administrative                                            110,000          100,000
                                                                     -----------      -----------
           Total operating expenses                                    1,595,000        1,096,000
                                                                     -----------      -----------

           Net operating income                                          180,000          201,000
                                                                     -----------      -----------

   Interest income                                                      (145,000)          (3,000)
   Interest expense                                                      534,000          271,000
                                                                     -----------      -----------
   Loss before minority interest and
       discontinued operations                                          (209,000)         (67,000)

   Income from discontinued operations before
       minority interest                                                 176,000           38,000
   Minority interest                                                         ---              ---
                                                                     -----------      -----------

           Net loss                                               $      (33,000)         (29,000)
                                                                     ===========      ===========

Per share data (basic and diluted):
   Loss from continuing operations                                $         (.16)            (.05)
   Income from discontinued operations                                       .13              .03
                                                                     -----------      -----------

           Total                                                  $         (.03)            (.02)
                                                                     ===========      ===========

   Distributions paid in current year                             $          .25              .25
                                                                     ===========      ===========

   Weighted average shares outstanding                                 1,295,000        1,242,000
                                                                     ===========      ===========


See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Three Months Ended
                                                                                         March 31,        March. 31,
                                                                                           2005              2004
                                                                                           ----             -----
Cash flows from operating activities:
   Net loss                                                                        $    (33,000)           (29,000)
   Adjustments to reconcile net loss to net
     cash provided by operating activities of continuing operations:
       Income from discontinued operations                                             (176,000)           (38,000)
       Minority interest                                                                    ---                ---
       Depreciation and amortization                                                    503,000            290,000
       Changes in accounts affecting operations:
           Accounts receivable                                                              ---             (1,000)
           Prepaid expenses and other assets                                            113,000             59,000
Escrows and reserves                                                                   (144,000)          (155,000)
           Accounts payable and other liabilities                                       (29,000)            89,000
                                                                                    -----------        -----------
     Net cash provided by operating activities of continuing operations                 234,000            215,000
               Net cash provided by operating activities of discontinued operations         ---             79,000
                                                                                    -----------        -----------
               Net cash provided by operating activities                                234,000            294,000

Cash flows from investing activities:
               Purchase of available for sale securities                                (21,000)               ---
               Capital expenditures                                                     (60,000)           (72,000)
                                                                                    -----------        -----------
               Net cash used in investing activities                                    (81,000)           (72,000)

Cash flows from financing activities:
       Principal payments on mortgage notes payable                                    (116,000)           (68,000)
       Issuance of common stock                                                          29,000             32,000
       Distributions paid to shareholders                                              (326,000)          (310,000)
                                                                                    -----------        -----------
               Net cash used in financing activities
                  of continuing operations                                             (413,000)          (346,000)
               Net cash used in financing activities
                  of discontinued operations                                                ---             (9,000)
                                                                                    -----------        -----------
               Net cash used in financing activities                                   (413,000)          (355,000)
                                                                                    ------------       -----------

               Net decrease in cash                                                    (260,000)          (133,000)

Cash, beginning of period                                                             3,860,000            861,000
                                                                                    -----------        -----------
Cash, end of period                                                               $   3,600,000            728,000
                                                                                    ===========        ===========
Supplemental disclosure of cash flow information -
   cash paid during the three-month period for interest (includes interest
       paid for discontinued operations in 2004)                                  $     534,000            362,000
                                                                                    ===========        ===========


See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
                                   (UNAUDITED)

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (the "Trust" or "Registrant") for the year ended December 31, 2004, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Trust's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and for all periods presented have been made. The results for the three-month period ended March 31, 2005 are not necessarily indicative of the results which may be expected for the entire year. The historical financial statements as of December 31, 2004 and for the three month period ended March 31, 2004 have been reclassified to present discontinued operations, as further described in Note 5.

Prior period amounts have been reclassified to conform to the current year presentation.

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. At March 31, 2005, the Trust owned approximately 99.09% of the limited partnership interests in MOLP and minority holders of MOLP owned 11,455 limited partnership operating units, or approximately .91% of MOLP. The 11,455 limited partnership operating units were issued in connection with the acquisition of the Terrace Apartments in April 2004.

(3) Segment Reporting

The Trust aggregates the financial information of all its properties into one reportable segment because the properties all have similar economic characteristics and provide similar services to similar types and classes of customers.

(4) Property Acquisitions

In accordance with SFAS No. 141, the Trust has determined the fair value of acquired in-place leases, which consist of the following:

                                                                          March 31, 2005       December 31, 2004
                                                                          --------------       -----------------
In-place leases, net of  accumulated amortization of
     $260,000 and $202,000 respectively                               $           36,000                  94,000
                                                                             -----------             -----------
Total intangible assets, net                                          $           36,000                  94,000
                                                                             ===========             ===========

In place leases, net at March 31, 2005 and December 31, 2004 relate solely to three apartment complexes purchased in 2004.

Amortization Expense for 2005 is expected to be $94,000, of which $58,000 was recognized in the period ended March 31, 2005.

Acquisition of Apartments

On April 30, 2004, the Trust, through one of the Trust's subsidiaries, acquired The Terrace Apartments, an eighty-four unit apartment complex located in Olathe, Kansas, for a purchase price of approximately $2,020,000. In connection with the acquisition and as part of the purchase price, the Trust assumed a mortgage loan of approximately $1,650,000, other liabilities of approximately $89,000, and other assets of approximately $28,000. In addition, 11,455 limited partnership operating units of MOLP were issued.

On September 1, 2004, the Trust, through two of the Trust's wholly owned subsidiaries of its operating limited partnership, MOLP, acquired The Waverly Apartments ("Waverly"), a 128-unit apartment complex located in Bay Saint Louis, Mississippi, and Arbor Gate Apartments ("Arbor Gate"), a 120-unit apartment complex located in Picayune, Mississippi, for a purchase price of approximately $9,400,000 from an unrelated third party. The purchase price was allocated
$3,948,000 to Arbor Gate and $5,452,000 to Waverly. In connection with the purchase of Arbor Gate, the Trust paid cash of approximately $1,028,000 and acquired financing of $3,080,000 with monthly payments of approximately $24,000. In connection with the acquisition of Waverly, the Trust paid cash of approximately $1,380,000 and acquired financing of $4,250,000, with monthly payments of approximately $35,000. The cash paid includes cash used to fund tax and insurance escrows required by the Lender. Each mortgage loan bears interest at a variable rate of 2.25% over the one month Reference Bill (R) Index Rate, with a maximum rate cap of 6.25% and is due and payable on September 1, 2011. The rate at March 31, 2005 was 4.71% for Arbor Gate and 4.70% for Waverly.

The table below presents the proforma results of operations of the Trust as if the acquisitions (and disposition of ACI as described in note 5) had occurred at January 1, 2004 (unaudited).

                                                                 Three Months Ended
                                                                       March 31,
                                                                          2004
Total revenue                                                          1,762,000

Net income (loss)                                                 $    1,724,000
                                                                       =========

Per share data (basic and diluted):
   Net income (loss)                                              $         1.39
                                                                       =========

This proforma information does not purport to be indicative of the results that actually would have been obtained if the transactions had actually occurred at the beginning of 2004, and is not intended to be a projection of future results.

(5) Property Disposition

Sale of ACI

The Trust follows the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The Trust has reclassified its Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the three months ended March 31, 2004 in compliance with SFAS 144 to reflect discontinued operations of ACI, which was classified as held for sale on August 25, 2004. This reclassification has no impact on the Trust's net income or net income per share. This property was previously included in the commercial buildings segment. The Trust no longer has separate reportable segments. On August 25, 2004, the Trust sold ACI to an unrelated third party. The sales price was $8,202,500. After deducting costs of the sale and the net book value of the assets sold, the sale resulted in a net book gain of approximately $2,116,000 and provided approximately $3,791,000 net sale proceeds. Accounting rules required the Trust to defer approximately $1,100,000 in sales proceeds, which represents the make whole payment that would be required if the lender accelerated the obligation at the time of the sale. The net book gain on sale has been reduced by this amount. The make whole payment is included in other accrued liabilities and is further described in Note 6.

Operating information for ACI for the three month periods ended March 31, 2005 and 2004 is set forth below:

                                                                            Three Months Ended:
                                                                     March 31, 2005    March 31, 2004

Total revenue                                                   $           ---            234,000

Depreciation and amortization                                               ---             61,000
Real estate taxes                                                           ---             28,000
Property management fees                                                    ---              9,000
Other                                                                       ---              7,000
                                                                    -----------        -----------
    Total operating expenses                                                ---            105,000
                                                                    -----------        -----------
    Net operating income                                                    ---            129,000
                                                                    -----------        -----------
    Interest expense                                                        ---             91,000
                                                                    -----------        -----------
Net income before gain (loss) on sale                           $           ---             38,000
                                                                    -----------        -----------

Adjustment of make whole premium                                       (176,000)               ---
                                                                    -----------        -----------
Income from discontinued operations
   before minority interest                                             176,000             38,000
                                                                    ===========        ===========
Income from discontinued operations
   before minority interest per share                           $           .14                .03
                                                                    ===========        ===========

(6) Contingencies

On August 25, 2004, ACI Financing, L.L.C., a subsidiary of the Trust ("ACI Financing"), sold the ACI Building, an office building located in Omaha, Nebraska (the "ACI Building"), to an unrelated third party, FOR 1031 Omaha LLC, an Idaho limited liability company ("FOR 1031").

As a result of the sale in 2004, the Trust recorded a gain of approximately $2,116,000 after deducting the costs of the sale and the net book value of the assets sold. Accounting rules required the Trust to defer approximately $1,100,000 in sales proceeds. The net book gain was reduced by this amount. This amount represents the Make Whole Premium that would be presently be required if the Lender accelerated the obligation at the time of the sale. The difference obtained by subtracting the current amount of the loan from the present value, calculated in accordance with the Trust's policies, is the current value of the Make Whole Premium. The period-to-period change in the value of the Make Whole Premium is recorded in discontinued operations for the period in which the change occurs. Increases in the calculated amount of the Make Whole Premium are represented as decreases in income from discontinued operations and decreases in the calculated amount of the Make Whole Premium are represented as increases in income from discontinued operations. If the Lender does not accelerate this obligation and it is paid pursuant its regular schedule, the amount deferred will be amortized to income over the remaining term of the obligation in accordance with the Trust's policies. The balance of the Make Whole Premium at March 31, 2005 is $871,000 and is presented in other accrued liabilities.

Interest income and interest expense of $130,000 is reflected in the financial statements for the period ending March 31, 2005, representing the aggregate interest and default interest on the loan paid by FOR 1031 to ACI Financing.

A $97,000 deposit for the purchase of Carrington Apartments during 2004 was made by the Trust. The Trust was unable to obtain lender approval for assumption of the current loan in connection with the purchase. As a result, the seller believes the Trust should forfeit the deposit. The Trust believes that it fulfilled its obligations under the contract and that the deposit should be returned to the Trust. As a result, $90,000 of the escrow has been placed with the court for resolution. A motion for summary judgment has been filed by the Trust contending that as a matter of law, they are entitled to a full return of the escrow. The time for opposing counsel to file their response has not yet expired. Management believes the Trust will ultimately prevail and receive the funds; however, it is possible that the escrow could be forfeited. If the Trust forfeits the deposit, it will record a loss of $97,000 in the period in which the deposit is forfeited.

(7) Investments

The Trust applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") for its investments in equity securities. Upon acquisition, the Trust classifies its equity securities as available for sale. This classification is evaluated at each reporting date. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported as other comprehensive income. Dividend and interest income is included in earnings. At the end of each reporting period the investments are evaluated for impairment. If the fair value is below the amortized cost, the investment is impaired. If the investment is impaired, the Trust determines if the impairment is other than temporary, and if it is the investment is written down to fair value as its new cost basis and the decline in value is included in earnings. If the impairment is temporary the decline in value is included in other comprehensive income.

During the quarter ended March 31, 2005, the Trust invested $21,000 in equity securities of real estate investment trusts. The amortized cost basis is equivalent to the cost basis. Such securities are included in the caption prepaid and other assets and are classified as available for sale following the provisions of SFAS 115. The aggregate fair value on March 31, 2005 of these equity securities was approximately $21,000. No net unrealized holding gain or loss was recognized or included in other comprehensive income.

(8) Subsequent Event

On April 8, 2005, the Trust's board of trustees  approved  Bicycle Club,  L.L.C.
(the "LLC") entering into an Agreement and Plan of Merger with Secured Investment Resources Fund, L.P. III, a Missouri limited partnership ("SIR III"). The LLC is a wholly owned subsidiary of the Trust's operating limited partnership Maxus Operating Limited Partnership ("MOLP"). The merger transaction is subject to (i) the approval of the Trust's shareholders due to NASDAQ's shareholder approval requirements and (ii) the consent of a majority of the total outstanding units of SIR III's limited partners ("Partnership Units"), among other closing conditions. SIR III has advised the Trust that it has obtained the requisite limited partner approval. On May 6, 2005, the Trust filed a preliminary proxy statement with the Securities and Exchange Commission. The Trust hopes to mail a definitive proxy statement to the shareholders at the end of May.

SIR III's primary asset is The Bicycle Club Apartments, which consists of 312 units of multi-family rental real estate located near I-29 and Barry Road in Kansas City, Missouri.

Limited partners of SIR III who are "accredited investors" as defined in Rule 501 under the Securities Act of 1933, as amended (the "Act"), may elect to receive operating units in MOLP ("Operating Units"), instead of cash. The Operating Units will be redeemable, after a one-year holding period, for cash or shares of the Trust's common stock, in the Trust's discretion. Shares of the Trust's common stock received through the redemption of the Operating Units will be "restricted securities," as defined in Rule 144 under the Act, and may not be sold unless the shares are registered under the Act or unless an exemption from registration is available.

If none of the limited partners that are accredited elect to receive Operating Units, the Trust anticipates using approximately $3,270,000 of MOLP's cash and approximately $1,000,000 of SIR III's cash and other deposits, which is being acquired in connection with the merger, to pay the merger consideration to the SIR III limited partners. The use of MOLP's cash will be reduced to the extent limited partners that are accredited investors elect to receive Operating Units.

The parties to the merger transaction have agreed that each Operating Unit will be valued at a price of $14.00 per Operating Unit. Currently, each Operating Unit, if redeemed into shares of the Trust's stock, are converted on a one-to-one basis, subject to adjustment as provided in MOLP's limited partnership agreement. The $14.00 price was agreed to based on the recent prices of the Trust's common stock at the time the merger agreement was executed.

Closing of the transaction is currently scheduled for third quarter of 2005. Upon consummation of the merger, the LLC will be the surviving entity and SIR III will lose its separate existence.

David L. Johnson, a significant shareholder, Chairman, President, Chief Executive Officer and a trustee of the Trust, is the principal beneficial owner and President of the general partner of SIR III. Mr. Johnson, together with his wife, jointly own approximately 85% of Bond Purchase, L.L.C., a 7.81% limited partner in SIR III and the sole owner of SIR III's general partner. Mr. Johnson is also an affiliate of Paco Development, L.L.C. ("Paco"), which is a 2.43% limited partner in SIR III. Monte McDowell, Bob Kohorst and Chris Garlich, each of whom are trustees of the Trust, are the beneficial owners of 20.3%, 8.0% and 6.5%, respectively, of SIR III's Partnership Units. Bond Purchase and Paco have indicated that they will elect to receive MOLP Units if the merger transaction is consummated.

Messrs. Johnson's, McDowell's, Kohorst's and Garlich's relationship to and interest in SIR III were disclosed to the Trusts' board of trustees, and the transaction was approved by all of the Trust's disinterested trustees.

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

In connection with the sale of the ACI Building on August 25, 2004, a deferred liability was recorded in the amount of approximately $1,100,000, representing the Make Whole Premium described in Note 6. The Make Whole Premium is the greater of (i) 1% of the outstanding principal amount of the loan or (ii) a premium calculated by determining the present value of the payments to be made in accordance with the promissory note discounted at the yield on the applicable US Treasury Issue for the number of months remaining from the date of acceleration  to the  maturity  date,  which is  approximately  65  months.  The difference obtained by subtracting the current amount of the loan from the present value, calculated in this manner represents the current value of the make whole premium. The period-to-period change in the value of the Make Whole Premium is recorded in discontinued operations for the period in which the change occurs. Increases in the calculated amount of the Make Whole Premium are represented as decreases in income from discontinued operations and decreases in the calculated amount of the Make Whole Premium are represented as increases in income from discontinued operations. Due to the method of calculation of the value of the Make Whole Premium using the yield on the applicable U.S. Treasury note, the amount of the Make Whole Premium can fluctuate significantly from period to period. The calculation method is dictated by the ACI loan documents and management believes alternate calculations using different assumptions are inappropriate.

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

Real Estate Acquisitions

Upon acquisitions of real estate properties, management makes subjective estimates of the fair value of acquired tangible assets (consisting of land, land improvements, building, improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Management utilizes methods similar to those used by independent appraisers in making these estimates. Based on these estimates, management allocates purchase price to the applicable assets and liabilities. These estimates have a direct impact on our net income.

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

Economic trends appear to indicate that interest rates are increasing. It also appears that unemployment rates are declining, with job growth rising. If these trends are correct and if the trends continue, the Trust believes it should be able to begin reducing concessions, raising rental rates and increasing occupancy, which should improve revenues. In such case, the Trust also believes variable operating expenses will also tend to increase, but fixed expense coverage would improve.

The Trust primarily invests in income-producing real properties (apartments). As of March 31, 2005 the Trust's portfolio is comprised of:



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

Barrington Hills Apartments               232        Apartments          Little Rock, AR         November, 2001
("Barrington Hills")

Arbor Gate Apartments                     120        Apartments          Picayune, MS            September, 2004
("Arbor Gate")

Waverly Apartments                        128        Apartments          Bay Saint Louis, MS     September, 2004
("Waverly")

(1) King's Court and Terrace Apartment ("Kings Court/Terrace") are operated as one entity.

UPREIT Structure

The Trust is structured as what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, the Trust formed Maxus Operating Limited Partnership, a Delaware limited partnership ("MOLP"), to which the Trust contributed all of its assets, in exchange for a 99.999% partnership interest in MOLP and the assumption by MOLP of all of the Trust's liabilities. The Trust conducts and intends to continue to conduct all of its activities through MOLP. Maxus Realty GP, Inc., a Delaware corporation that is wholly owned by the Trust, is the sole general partner of MOLP and has a 0.001% interest in MOLP. As the sole general partner of MOLP, Maxus Realty GP, Inc. generally has the exclusive power under the partnership agreement to manage and conduct the business of MOLP, subject to certain limited approval and voting rights of the limited partners.

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. The Trust anticipates that the UPREIT structure will enable it to make additional acquisitions of properties from tax-motivated sellers. As an UPREIT, the Trust believes that MOLP will be able to issue limited partnership operating units to tax-motivated sellers who contribute properties to MOLP, thereby enabling those sellers to realize certain tax benefits that would be unavailable to them if the Trust purchased those properties directly for cash or common stock. As of March 31, 2005, minority holders of MOLP own 11,455 limited partnership operating units, or approximately .91% of the partnership interest in MOLP.

Each of the apartment complexes are owned by single member limited liability companies that are directly owned by MOLP. Maxus Properties, Inc. provides property management services for each of the Trust's real properties.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of March 31, 2005 was $3,600,000, a decrease of $260,000 from the balance of $3,860,000 at December 31, 2004. Escrows and reserves held by various lenders were $1,172,000 and $1,028,000 at March 31, 2005 and December 31, 2004,
respectively, and are not readily available for current disbursement. An additional escrow amount of $97,000 at each period end represents a deposit made for the purchase of Carrington Apartments as described in Note 6.

Net cash provided by operating activities decreased $60,000 to $234,000 for the period ended March 31, 2005 primarily attributable to a decrease of $79,000 of cash provided by discontinued operations, partially offset by an increase in cash provided by continuing operations.

Net cash used in investing activities of continuing operations was $81,000 comprised primarily of capital expenditures. The largest capital expenditures included $50,000 for capital replacements at all properties combined. The Trust expended an additional $21,000 for purchases of equity securities of other real estate investment trusts during the first quarter of 2005.

Net cash used in financing activities of continuing operations was $413,000. Distributions were paid totaling $326,000 and cash was provided by issuance of common stock for $29,000.

Management believes the Trust's current cash position and the properties' ability to generate operating and financing cash flows should enable the Trust to fund anticipated operating and capital expenditures in 2005. Projected capital expenditures of approximately $450,000 are currently planned for the remainder of 2005, primarily for painting, roofs, and HVAC projects, with the majority of the expenditures expected to be reimbursed from reserves held by lenders. Capital replacements of approximately $245,000 are expected to be reimbursed from reserves held by lenders. Except for the items mentioned, management does not anticipate any material capital expenditures at any one property in 2005. However, the Trust will continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities. In connection with the proposed merger between a subsidiary of the Trust and Secured Investment Resources Fund, L.P., III, as more fully described in Note 8 of Notes to Consolidated Financial Statements herein, the Trust anticipates using approximately $3,270,000 of cash to pay the merger consideration in the event the merger is consummated. Closing of the transaction is currently scheduled for the third quarter of this year.

On August 25, 2004, ACI Financing, L.L.C., a subsidiary of the Trust ("ACI Financing"), sold the ACI Building. Net cash proceeds were approximately $3,791,000. This transaction is described in more detail in notes 5 and 6. On September 1, 2004, subsidiaries of the Trust purchased Arbor Gate and Waverly for a purchase price of $9,400,000 using approximately $2,156,000 of the sale proceeds from ACI in a 1031 exchange. The remainder of cash for the purchase was provided by available working capital of the Trust. Management intends to evaluate uses for the remaining net sale proceeds from ACI, including investing in additional income-producing real estate properties, working capital purposes and dividends to shareholders.

At this time, management does not believe the risk of changes in operations adversely impacting cash flow from operating activities in the foreseeable future is a material risk to the Trust's operations. As leases expire, they are expected to be replaced or renewed in the normal course of business over a reasonable period of time.

Contractual Obligations and Commercial Commitments


                                 Balance at             Interest                       Due
                               March 31, 2005             Rate

ACI                             4,121,000                12.63%                  August 1, 2010

Forest Park                     1,855,000                 4.91% (variable)       September 1, 2007

Kings Court/Terrace             2,317,000                 4.64% (variable)       May 1, 2009

Terrace                         1,617,000                 6.87%                  February 1, 2009

Chalet I                        3,912,000                 6.59%                  October 1, 2008

Chalet II                       1,475,000                 6.535%                 October 1, 2008

The Landings                    3,651,000                 7.66%                  September 1, 2007

Barrington Hills                5,612,000                 6.035%                 July 1, 2029

Arbor Gate                      3,055,000                 4.71% (variable)       September 1, 2011

Waverly                         4,214,000                 4.70% (variable)       September 1, 2011
                             ------------

Total                        $ 31,829,000
                              ===========

Reference is also made to Note 3 of Notes to Financial Statements incorporated by reference in the Trust's Annual Report on Form 10-KSB for a description of mortgage indebtedness secured by the Trust's real property investments.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any "off-balance sheet arrangements" as defined in
Item 303 (c) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the three months ended March 31, 2005 and 2004 are detailed below.

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

                                                                                             Three Months Ended
                                                                                        March 31,         March 31,
                                                                                          2005              2004

       Net income (loss)                                                                (33,000)          (29,000)

       Property related depreciation
          and amortization (1)                                                          503,000           342,000
                                                                                    -----------       -----------
       Funds from operations                                                     $      470,000           313,000
                                                                                    ===========       ===========

(1) Depreciation and amortization of discontinued operations of $51,000 is included in the 2004 amount.

Occupancy

The occupancy levels at March 31 were as follows:

                                                                OCCUPANCY LEVELS AT MARCH 31,
                                                                   2005             2004
                                                                   ----             ----
         Arbor Gate                                                 94%              n/a
         Barrington Hills                                           90%              97%
         Chalet                                                     94%              99%
         Forest Park                                                85%              88%
         King's Court/Terrace (1)                                   93%              94%
         The Landings                                               92%              97%
         Waverly                                                    95%              n/a
         ACI Building                                               n/a             100%

(1) King's Court/Terrace occupancy for 2004 reflects only King's Court. Terrace was acquired in April 2004.

Forest Park was 85% occupied at March 31, 2005. The Northern Kansas City, Missouri market conditions continue to show concessions of one-month free rent and average occupancy in the high 80% to low 90% range. There are no new competitors in the market. King's Court/Terrace occupancy was 93% at March 31, 2005. Overall occupancy in the Olathe, Kansas market has remained stable, with most competitors' average occupancy in the high 80% to low 90% range. Concessions continue to be common throughout the market with rent concessions and reduced deposits commonly offered. Occupancy rates in the Topeka, Kansas market is averaging in the mid 80% range. Competitors in the market continue to offer concessions. Chalet, which is located in Topeka, ended the quarter at 94% occupied. Concessions were minimal in the first quarter. The Landings and Barrington Hills are both located in Little Rock, Arkansas, where the market occupancy rates are currently in the low 90% range. The Landings and Barrington Hills had occupancy of 92% and 90%, respectively on March 31, 2005. Concessions in the Little Rock area continue to be minimal. Arbor Gate and Waverly ended the year at 94% and 95% occupied, respectively. Arbor Gate is located in Picayune, Mississippi. Waverly is located in Bay Saint Louis, Mississippi. The average range of occupancy for competitors in the Mississippi market is in the upper 80% to low 90% range.

Comparison of Consolidated Results From Continuing Operations

For the three month periods ended March 31, 2005 and 2004, the Trust's consolidated revenues from continuing operations were $1,775,000 and $1,297,000, respectively. The increase in revenue of $478,000 (36.9%) is due primarily to the acquisition of Terrace, Arbor Gate and Waverly Apartments. The combined income for the three months ended March 31, 2005 from Kings Court/Terrace increased by approximately $92,000 when compared to the same period in 2004. Arbor Gate provided $179,000 and Waverly provided $213,000 of additional revenue for the three months ended March 31, 2005.

For the three month periods ended March 31, 2005 and 2004, the Trust's consolidated operating expenses from continuing operations were $1,595,000 and $1,096,000, respectively. The increase in expense of $499,000 (45.5%) is due primarily to the properties acquired in 2004. The combined operating expenses at Kings Court/Terrace for the three-month period ended March 31, 2005 increased by approximately $104,000 when compared to the same period in 2004. The acquisition of Arbor Gate and Waverly increased operating expenses by $173,000, and $223,000, respectively for the three months ended March 31, 2005. Interest expense increased $263,000 for the three-month period ended March 31, 2005, primarily due to $130,000 of interest expense recorded on the ACI wrap loan. There is a corresponding increase of $130,000 in interest income on the wrap loan that offsets this expense. See Note 6 for a discussion of the interest income and expense on this loan. The interest expense recorded on the ACI loan in 2004 is included in discontinued operations in 2004. The properties acquired in 2004 incurred interest expense of $136,000 that was not incurred for the three month period ended March 31, 2004.

The net loss from continuing operations for the three month period ended March 31, 2005 was ($209,000) or ($.16) per share. The net loss from continuing operations for the three month period ended March 31, 2004 was ($67,000) or ($.05) per share.

Comparison of Results of Discontinued Operations

For the three-month period ended March 31, 2005, revenues for the Trust's discontinued operations decreased $234,000 (100%) and operating expenses decreased $105,000 (100%) as compared to the same time period in 2004. This decrease is primarily due to the inclusion of the ACI results for three months in 2004 compared to none in 2005. The activity under the caption adjustment of make whole premium in Note 5 is the only discontinued operations activity and is discussed in detail in note 6.

MARKET RISK

The Trust has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at March 31, 2005.

The Trust does not believe that it has any material exposure to interest rate risk. The debt on the ACI building is at a fixed rated of 8.63% and matures in 2010 (the lender is currently charging, and DBSI is paying, a default interest rate of 12.63% as described in Note 6); the debt on the Landings is at a fixed rate of 7.66% and matures in 2007; the debt on Chalet is at fixed rates of 6.59% and 6.535% and matures in 2008; and the debt on Barrington Hills is at a fixed rate of 6.035%, is repriced in 2009 and matures in 2029. The debt on Terrace is at a fixed rate of 6.87% and matures in 2009. The debt on Forest Park, King's Court/Terrace, Arbor Gate and Waverly is at variable rates and matures in 2007, 2009, 2011 and 2011, respectively. The current interest rate on Forest Park is 4.91%, King's Court/Terrace is 4.64%; Arbor Gate and Waverly are currently 4.71% and 4.70% respectively and are capped at 6.25%. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $114,000.

INFLATION

The effects of inflation did not have a material impact upon the Trust's operations in fiscal 2004.

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

          The Registrant intends to vigorously defend this case because it believes the claim against it is frivolous. To that end, on April 6, 2005, the Registrant filed a motion for summary judgment, which is currently pending before the court. In that motion the Registrant argues that, as a matter of law based on the cumulative facts, the Plaintiffs have failed to state an actionable civil conspiracy claim.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECRUTIES AND USE OF PROCEEDS

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 10, 2005, the Trust held its Annual Meeting of Shareholders. At the meeting the following matters were voted on by the shareholders:

          1. The following individuals were the nominees of management voted upon and elected as trustees by the shareholders of the Trust at the meeting to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualify:
               Monte McDowell, Danley K. Sheldon, Jose Evans, Kevan Acord, David
               L. Johnson, Chris Garlich and W. Robert Kohorst. There were 1,020,102 votes "for" Mr. McDowell and 120,374 votes "withheld." There were 1,021,836 votes "for" Mr. Sheldon and 118,640 votes "withheld." There were 1,029,347 votes "for" Mr. Evans and 111,129 votes "withheld." There were 1,029,537 votes "for" Mr. Acord and 110,939 votes "withheld." There were 1,020,976 votes "for" Mr. Johnson and 119,500 votes "withheld." There were
               1,020,202 votes "for" Mr. Garlich and 120,274 votes "withheld." There were 1,027,000 votes "for" Mr. Kohorst and 113,476 votes "withheld."

          2. A proposal to amend the Trust's Articles of Incorporation to authorize the issuance of up to 5,000,000 shares of preferred stock. The total votes for this proposal were cast as follows:
               694,848 voted "for", 155,796 voted "against", 6,343 "abstentions" and 283,488 "broker non-votes." As a result, the proposal received the necessary votes for approval by the shareholders of the Trust.

          3. A proposal to amend the Trust's bylaws to not require that the Trust's Chairman of the Board be the Trust's Chief Executive Officer, but to allow the Trust's President to be the Trust's Chief Executive Officer, if so designated by the Trust's Board of Trustees. The total votes for this proposal were cast as follows:
               829,401 voted "for", 18,649 voted "against", 8,937 "abstentions" and 283,488 "broker non-votes." As a result, the proposal received the necessary votes for approval by the shareholders of the Trust.

ITEM 5.   OTHER INFORMATION

          (a) On May 10, 2005, the Board of Trustees of the Trust declared a cash dividend of $0.25 per share payable to the holders of record on May 31, 2005 of the Trust's $1.00 par value, common stock. The Board anticipates that the dividend will be paid on June 21, 2005. The Trust's Board of Trustees intends, subject to continued performance and availability of sufficient funds, to declare a $.25 per share cash dividend each quarter, at least in the near future.

          (b) On May 10, 2005, at the Registrant's annual Board of Trustees meeting, David L. Johnson was appointed as the Registrant's President and Chief Executive Officer, and John W. Alvey was appointed as the Registrant's Chief Financial and Accounting Officer.


ITEM 6.   EXHIBITS

          See Exhibits Index on Page 21

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          MAXUS REALTY TRUST, INC.

Date: May 11, 2005                    By: /s/ David L. Johnson
                                          -----------------------------
                                          David L. Johnson
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          Trustee

Date: May 11, 2005                    By: /s/ John W. Alvey
                                          -----------------------------
                                          John W. Alvey
                                          Vice President
                                          Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number            Description

3.1  Articles of Incorporation as amended.

3.2  Bylaws of the Registrant as amended.

10.1 Agreement and Plan of Merger dated March 18, 2005 between Bicycle Club L.L.C. and Secured Investment Resources Fund, L.P., III.

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