Form 10QSB
period 2005-06-30
MAXUS REALTY TRUST INC
filed 2005-08-15
CIK 748580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


For the quarter period ended:  June 30, 2005
                               -------------


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from                     to
                               ------------------      ------------------

                        Commission file number 000-13754


                            MAXUS REALTY TRUST, INC.
                          -- -------------------------
        (Exact name of small business issuer as specified in its charter)

             Missouri                                    43-1339136
-------------------------------                -----------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  104 Armour, North Kansas City, Missouri 64116
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (816) 303-4500
                (Issuer's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of the Trust's sole class of common equity, $1.00 par value common stock, as of June 30, 2005: 1,299,000

INDEX


                                                                            Page
PART I -     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:
             Consolidated Balance Sheets                                       3
             Consolidated Statements of Operations                             4
             Consolidated Statements of Cash Flows                             5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATION                                                10

ITEM 3.      CONTROLS AND PROCEDURES                                          18

PART II -    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                18
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS      19
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                  19
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              19
ITEM 5.      OTHER INFORMATION                                                19
ITEM 6.      EXHIBITS                                                         19

SIGNATURES                                                                    20
EXHIBIT INDEX                                                                 21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MAXUS REALTY TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,       December 31,
                      Assets                                                           2005            2004
                                                                                   (Unaudited)
Investment property
     Land                                                              $            1,355,000        1,355,000
     Buildings and improvements                                                    35,674,000       35,641,000
     Personal property                                                              2,740,000        2,606,000
                                                                                  -----------      -----------
                                                                                   39,769,000       39,602,000

     Less accumulated depreciation                                                 (4,937,000)      (4,083,000)
                                                                                  -----------      -----------

              Total investment property, net                                       34,832,000       35,519,000

Cash                                                                                3,268,000        3,860,000
Escrows and reserves                                                                1,107,000        1,125,000
Note receivable                                                                     4,112,000        4,133,000
Accounts receivable                                                                    54,000            3,000
Prepaid expenses and other assets                                                     399,000          242,000
Intangible assets (net)                                                                 9,000           94,000
Deferred expenses, less accumulated amortization                                      383,000          423,000
                                                                                  -----------      -----------
              Total assets of continuing operations                                44,164,000       45,399,000
Assets of discontinued operations - property held for sale                              5,000            4,000
                                                                                  -----------      -----------
              Total assets                                             $           44,169,000       45,403,000
                                                                                  ===========      ===========

                 Liabilities and Shareholders' Equity

Liabilities:
     Mortgage notes payable                                            $           27,595,000       27,824,000
     Note payable                                                                   4,112,000        4,133,000
     Accounts payable, deferred rent and accrued expenses (note 5)                    650,000          623,000
     Real estate taxes payable                                                        396,000          394,000
     Refundable tenant deposits                                                       185,000          177,000
     Other accrued liabilities                                                        934,000        1,047,000
                                                                                  -----------      -----------
              Total liabilities                                                    33,872,000       34,198,000
                                                                                  -----------      -----------

Minority interest                                                                     149,000          152,000
Shareholders' equity:
     Common stock, $1 par value; Authorized 5,000,000 shares, issued and outstanding 1,299,000 and 1,294,000 shares
        at June 30, 2005 and December 31, 2004, respectively                        1,299,000        1,294,000
     Preferred Stock, $0.01 par value; Authorized 5,000,000 shares,
        no shares issued and outstanding at June 30, 2005 (note 2)                        ---              ---
     Additional paid-in capital                                                    17,953,000       17,899,000
     Distributions in excess of accumulated earnings                               (9,104,000)      (8,140,000)
                                                                                  -----------      -----------
              Total shareholders' equity                                           10,148,000       11,053,000
                                                                                  -----------      -----------
                                                                       $           44,169,000       45,403,000
                                                                                  ===========      ===========

See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended                  Six Months Ended
                                                      June 30,          June 30           June 30,        June 30
                                                        2005             2004               2005           2004
                                                        ----             ----               ----           ----
Income
Revenues:
   Rental                                              1,588,000       1,195,000        3,150,000         2,322,000
   Other                                                 218,000         184,000          431,000           354,000
                                                     -----------     -----------      -----------       -----------

           Total revenues                              1,806,000       1,379,000        3,581,000         2,676,000
                                                      -----------     -----------      -----------       -----------
Expenses:
   Depreciation and amortization                         475,000         323,000          978,000           621,000
   Repairs and maintenance                               252,000         191,000          472,000           356,000
   Turn costs and leasing                                117,000          77,000          215,000           139,000
   Utilities                                             125,000          87,000          259,000           175,000
   Real estate taxes                                     133,000          85,000          257,000           165,000
   Insurance                                              83,000          76,000          173,000           134,000
   Property management fees - related parties             90,000          68,000          177,000           130,000
   Other operating expenses                              241,000         189,000          470,000           372,000
   General and administrative                            121,000          88,000          231,000           188,000
                                                     -----------     -----------      -----------       -----------
           Total operating expenses                    1,637,000       1,184,000        3,232,000         2,280,000
                                                     -----------     -----------      -----------       -----------

           Net operating income                          169,000         195,000          349,000           396,000
                                                     -----------     -----------      -----------       -----------

   Interest income                                      (163,000)         (4,000)        (308,000)           (7,000)
   Interest expense                                      549,000         303,000        1,083,000           574,000
                                                     -----------     -----------      -----------       -----------
   Loss before minority interest and
       discontinued operations                          (217,000)       (104,000)        (426,000)         (171,000)

   Income (loss) from discontinued operations            (64,000)         42,000          112,000            80,000
   Minority interest                                       3,000           1,000            3,000             1,000
                                                     -----------     -----------      -----------       -----------

           Net loss                                $    (278,000)        (61,000)        (311,000)          (90,000)
                                                     ===========     ===========      ===========       ===========

Per share data (basic and diluted):
   Loss from continuing operations                 $        (.17)           (.08)            (.33)             (.14)
   Income (loss) from discontinued operations               (.05)            .03              .09               .06
                                                     -----------     -----------      -----------       -----------

           Total                                   $        (.22)           (.05)            (.24)             (.08)
                                                     ===========     ===========      ===========       ===========

   Distributions paid in current year              $         .25             .25              .50               .50
                                                     ===========     ===========      ===========       ===========

   Weighted average shares outstanding                 1,297,000       1,251,000        1,296,000         1,246,000
                                                     ===========     ===========      ===========       ===========


See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Six Months Ended
                                                                                         June 30,          June 30,
                                                                                           2005              2004
                                                                                           ----             -----
Cash flows from operating activities:
   Net loss                                                                        $    (311,000)           (90,000)
   Adjustments to reconcile net loss to net
     cash provided by operating activities of continuing operations:
       Income from discontinued operations                                              (112,000)           (80,000)
       Minority interest                                                                  (3,000)            (1,000)
       Depreciation and amortization                                                     978,000            619,000
       Changes in accounts affecting operations:
           Accounts receivable                                                           (51,000)          (115,000)
           Prepaid expenses and other assets                                            (136,000)           (43,000)
           Escrows and reserves                                                           18,000           (177,000)
           Accounts payable and other liabilities                                         36,000            150,000
                                                                                     -----------        -----------
               Net cash provided by operating activities of continuing operations        419,000            263,000
               Net cash provided by discontinued operations                                  ---            172,000
                                                                                     -----------        -----------
               Net cash provided by operating activities                                 419,000            435,000

Cash flows from investing activities:
               Acquisition of Terrace Apartments                                             ---           (193,000)
               Purchase of available for sale securities                                 (21,000)               ---
               Capital expenditures                                                     (167,000)          (163,000)
                                                                                     -----------        -----------
               Net cash used in investing activities                                    (188,000)          (356,000)

Cash flows from financing activities:
       Principal payments on mortgage notes payable                                     (250,000)          (146,000)
       Proceeds from notes issued                                                         21,000          2,250,000
       Issuance of common stock                                                           59,000            568,000
       Distributions paid to shareholders                                               (653,000)          (623,000)
                                                                                     -----------        -----------
               Net cash used in financing activities
                  of continuing operations                                              (823,000)         2,049,000
               Net cash used in financing activities
                  of discontinued operations                                                 ---            (18,000)
                                                                                     -----------        -----------
               Net cash used in (provided by) financing activities                      (823,000)         2,031,000
                                                                                     -----------        -----------

                Net decrease (increase) in cash                                         (592,000)         2,110,000

Cash, beginning of period                                                              3,860,000            861,000
                                                                                     -----------        -----------
Cash, end of period                                                                $   3,268,000          2,971,000
                                                                                     ===========        ===========
Supplemental disclosure of cash flow information -
   cash paid during the six-month period for interest (includes interest
       paid for discontinued operations in 2004)                                   $   1,083,000            750,000
                                                                                     -----------        -----------

Items assumed in connection with acquisition of investment properties
     Investment property and other assets                                                    ---          2,047,000
     Mortgage notes payable and other liabilities                                            ---          1,650,000

See accompanying notes to consolidated financial statements.

                            MAXUS REALTY TRUST, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
                                   (UNAUDITED)

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (the "Trust" or "Registrant") for the year ended December 31, 2004, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Trust's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and for all periods presented have been made. The results for the six-month period ended June 30, 2005 are not necessarily indicative of the results which may be expected for the entire year. The historical financial statements as of December 31, 2004 and for the three and six month periods ended June 30, 2004 have been reclassified to present discontinued operations, as further described in Note 5.

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. At June 30, 2005, the Trust owned approximately 99.09% of the limited partnership interests in MOLP and minority holders of MOLP owned 11,455 limited partnership operating units, or approximately .91% of MOLP. The 11,455 limited partnership operating units were issued in connection with the acquisition of the Terrace Apartments in April 2004.

On May 10, 2005, the shareholders approved an amendment to Article Three of the Trust's Articles of Incorporation that authorized 5,000,000 shares of preferred stock commonly referred to as "blank check" preferred stock. The term "blank check" refers to preferred stock, the creation and issuance of which is authorized in advance by the shareholders and the terms, rights and features of which are determined by the Trust's Board of Trustee's upon issuance. The authorization of such preferred stock would permit the Board of Trustees to authorize and issue preferred stock from time to time in one or more series.

(3) Segment Reporting

The Trust aggregates the financial information of all its properties into one reportable segment because the properties all have similar economic characteristics and provide similar services to similar types and classes of customers.

(4) Property Acquisitions

In accordance with SFAS No. 141, the Trust has determined the fair value of acquired in-place leases, which consist of the following:

                                                                       June 30, 2005         December 31, 2004
                                                                       -------------         -----------------
In-place leases, net of accumulated amortization of
     $287,000 and $202,000 respectively                           $           9,000                  94,000
                                                                        -----------             -----------
Total intangible assets, net                                      $           9,000                  94,000
                                                                        ===========             ===========

In place leases, net at June 30, 2005 and December 31, 2004 relate solely to three apartment complexes purchased in 2004.

Amortization expense for 2005 is expected to be $94,000, of which $85,000 was recognized in the period ended June 30, 2005.

Acquisition of Apartments

On September 1, 2004, the Trust, through two of the Trust's wholly owned subsidiaries of its operating limited partnership, MOLP, acquired The Waverly Apartments ("Waverly"), a 128-unit apartment complex located in Bay Saint Louis, Mississippi, and Arbor Gate Apartments ("Arbor Gate"), a 120-unit apartment complex located in Picayune, Mississippi, for a purchase price of approximately $9,400,000 from an unrelated third party. The purchase price was allocated
$3,948,000 to Arbor Gate and $5,452,000 to Waverly. In connection with the purchase of Arbor Gate, the Trust paid cash of approximately $1,028,000 and acquired financing of $3,080,000 with monthly payments of approximately $24,000. In connection with the acquisition of Waverly, the Trust paid cash of approximately $1,380,000 and acquired financing of $4,250,000, with monthly payments of approximately $35,000. The cash paid includes cash used to fund tax and insurance escrows required by the Lender. Each mortgage loan bears interest at a variable rate of 2.25% over the one month Reference Bill (R) Index Rate, with a maximum rate cap of 6.25% and is due and payable on September 1, 2011. The rate at June 30, 2005 was 5.12% for Arbor Gate and 5.11% for Waverly.

The table below presents the proforma results of operations of the Trust as if the acquisitions (and disposition of ACI as described in note 5) had occurred at January 1, 2004 (unaudited).


                                                                   Three Months Ended          Six  Months Ended
                                                                        June 30,                    June 30
                                                                         2004                         2004
                                                                     -----------                  -----------
Total revenue                                                          1,787,000                    3,549,000

Net income (loss)                                               $        744,000                    2,468,000
                                                                     ===========                  ===========

Per share data (basic and diluted):
   Net income (loss)                                            $            .59                         1.98
                                                                     ===========                  ===========


This proforma information does not purport to be indicative of the results that actually would have been obtained if the transactions had actually occurred at the beginning of 2004, and is not intended to be a projection of future results.

(5) Property Disposition

Sale of ACI

The Trust follows the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The Trust has reclassified its Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the three and six months ended June 30, 2004 in compliance with SFAS 144 to reflect discontinued operations of ACI, which was classified as held for sale on August 25, 2004. This reclassification has no impact on the Trust's net income or net income per share. This property was previously included in the commercial buildings segment. The Trust no longer has separate reportable segments. On August 25, 2004, the Trust sold ACI to an unrelated third party. The sales price was $8,202,500. After deducting costs of the sale and the net book value of the assets sold, the sale resulted in a net book gain of approximately $2,116,000 and provided approximately $3,791,000 net sale proceeds. Accounting rules required the Trust to defer approximately $1,100,000 in sales proceeds, which represents the make whole payment that would be required if the lender accelerated the obligation at the time of the sale. The net book gain on sale has been reduced by this amount. The make whole payment is included in other accrued liabilities and is further described in Note 6.

Operating information for ACI for the three and six month periods ended June 30, 2005 and 2004 is set forth below:


                                                  Three Months Ended:                  Six Months Ended:
                                            June 30, 2005    June 30, 2004      June 30, 2005      June 30, 2004
                                            -------------    -------------      -------------      -------------

Total revenue                             $             ---         234,000                   ---          468,000
Depreciation and amortization                           ---          60,000                   ---          121,000
Real estate taxes                                       ---          29,000                   ---           57,000
Property management fees                                ---           8,000                   ---           17,000
Other                                                   ---           4,000                   ---           11,000
                                                -----------     -----------           -----------      -----------
     Total operating expenses                           ---         101,000                   ---          206,000
                                                -----------     -----------           -----------      -----------
    Net operating income                                ---         133,000                   ---          262,000
                                                -----------     -----------           -----------      -----------
    Interest expense                                    ---          91,000                   ---          182,000
                                                -----------     -----------           -----------      -----------
Net income before gain (loss) on sale     $             ---          42,000                   ---           80,000
                                                -----------     -----------           -----------      -----------

Adjustment of make whole premium                     64,000             ---              (112,000)             ---
                                                -----------     -----------           -----------      -----------
Income from discontinued operations                 (64,000)         42,000               112,000           80,000
                                                ===========     ===========           ===========      ===========
Income from discontinued operations
    before minority interest per share    $            (.05)            .03                   .09              .06
                                                ===========     ===========           ===========      ===========

(6) Contingencies

On August 25, 2004, ACI Financing, L.L.C., a subsidiary of the Trust ("ACI Financing"), sold the ACI Building, an office building located in Omaha, Nebraska (the "ACI Building"), to an unrelated third party, FOR 1031 Omaha LLC, an Idaho limited liability company ("FOR 1031").

As a result of the sale in 2004, the Trust recorded a gain of approximately $2,116,000 after deducting the costs of the sale and the net book value of the assets sold. Accounting rules required the Trust to defer approximately $1,100,000 in sales proceeds. The net book gain was reduced by this amount. This amount represents the Make Whole Premium that would be presently be required if the Lender accelerated the obligation at the time of the sale. The difference obtained by subtracting the current amount of the loan from the present value, calculated in accordance with the Trust's policies, is the current value of the Make Whole Premium. The period-to-period change in the value of the Make Whole Premium is recorded in discontinued operations for the period in which the change occurs. Increases in the calculated amount of the Make Whole Premium are represented as decreases in income from discontinued operations and decreases in the calculated amount of the Make Whole Premium are represented as increases in income from discontinued operations. If the Lender does not accelerate this obligation and it is paid pursuant its regular schedule, the amount deferred will be amortized to income over the remaining term of the obligation in accordance with the Trust's policies. The balance of the Make Whole Premium at June 30, 2005 is $935,000 and is presented in other accrued liabilities.

Interest income and interest expense of $130,000 and $263,000 is reflected in the financial statements for the three and six month periods ending June 30, 2005, representing the aggregate interest and default interest on the loan paid by FOR 1031 to ACI Financing.

Under an executed real estate contract, a $97,000 earnest money deposit for the purchase of Carrington Apartments during 2004 was made by the Trust. The Trust was unable to obtain lender approval for assumption of the current loan in connection with the purchase and, as a result, the transaction did not close. As a result, the seller believes the Trust should forfeit the deposit. The seller did reimburse the Trust $7,000 for fees associated with the loan assumption process. The Trust believes that it fulfilled its obligations under the contract and that the remaining deposit should be returned to the Trust. As a result, the $90,000 deposit has been placed with the court for resolution. A motion for summary judgment has been filed by the Trust contending that as a matter of law, they are entitled to a full return of the escrow. The opposing party also filed a motion for summary judgment. Both motions are before the court awaiting a judicial resolution. Management believes the Trust will ultimately prevail and receive the funds; however, it is possible that the escrow could be forfeited. If the Trust forfeits the deposit, it will record a loss of $90,000 in the period in which the deposit is forfeited.

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

During the quarter ended March 31, 2005, the Trust invested $21,000 in equity securities of real estate investment trusts. The amortized cost basis is equivalent to the cost basis. Such securities are included in the caption prepaid and other assets and are classified as available for sale following the provisions of SFAS 115. The aggregate fair value on June 30, 2005 of these equity securities was approximately $21,000. No net unrealized holding gain or loss was recognized or included in other comprehensive income.

(8) Subsequent Event

Acquisition of Bicycle Club Apartments

On July 1, 2005, the Trust, through one of its subsidiaries, completed the acquisition of the Bicycle Club Apartments for a purchase price of $12,750,000.

Secured Investment Resources Fund, L.P. III, a Missouri limited partnership ("SIR III") entered into a Merger Agreement with Bicycle Club, L.L.C., a wholly owned subsidiary of MOLP ("Bicycle Club") on March 18, 2005. Under the terms of the Merger Agreement, Bicycle Club is the surviving entity, which effectively results in Bicycle Club succeeding to the ownership of the Bicycle Club Apartments, which is SIR III's primary asset. The Bicycle Club Apartments which are located in Kansas City, Missouri and consists of 312 units of multi-family rental real estate.

David L. Johnson, a significant shareholder, President, Chief Executive Officer and Trustee of the Trust, is the principal beneficial owner and President of Nichols Resources, Ltd., the general partner of SIR III. Mr. Johnson, together with his wife, jointly own approximately 85% of Bond Purchase, L.L.C., a 7.81% limited partner in SIR III. Mr. Johnson is also an affiliate of Paco Development, L.L.C. that is a 2.43% limited partner in SIR III.

Monte McDowell, Bob Kohorst, Chris Garlich, and David L. Johnson are trustees of the Trust and are the beneficial owners of 20.3%, 8.0%, 6.5%, and 10.2% respectively of SIR III. John W. Alvey, Vice President and Chief Financial and Accounting Officer of the Trust is an executive officer and a minority beneficial owner of the general partner of SIR III.

In consideration for the merger, the Trust:

          (i) is paying the SIR III limited partners approximately $4,280,000, which will be paid in cash. This amount will be reduced by those limited partners of SIR III that qualify as accredited investors under the Securities Act of 1933 (as amended) and elect to receive MOLP limited partnership operating units. As of August 4, 2005, 13 limited partners of SIR III have elected to receive operating units in MOLP instead of cash, pending receipt of the required representations from each of those limited partners. Therefore, the total merger consideration to be paid to the SIR III limited partners will be approximately $3,602,000 in cash and 1,174 MOLP units. The Trust anticipates meeting this obligation by using approximately

          $2,602,000 of MOLP's cash and approximately $1,000,000 of SIR III's cash and other deposits, which was acquired in connection with the merger. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of our common stock or cash, at our election, after a one year holding period.

          (ii) assumed a $8,350,000 mortgage loan secured by the Bicycle Club Apartments (the "Mortgage Loan"). The Mortgage Loan, which matures on March 1, 2008, bears interest at a fixed rate of 6.91% and requires monthly payments of $48,082.09. The Mortgage Loan contemplates a prepayment premium, which would apply in the event Bicycle Club prepays the Mortgage Loan (the "Prepayment Premium"). The lender may accelerate the Mortgage Loan (and charge a Prepayment Premium) if Bicycle Club defaults under the terms of the mortgage loan documents, which defaults are customary defaults in real estate mortgage loan transactions.

Contract To Purchase Apartments In Temple Texas

On June 14, 2005 (the "Effective Date"), the Trust entered into a Purchase and Sale Agreement and Joint Escrow Instructions (the "Purchase Agreement") with FF Park Lane Associates, L.P., a Texas limited partnership ("Seller") pursuant to which the Trust agreed to purchase a 168 multi-family unit apartment complex that is located at 3007 Antelope Trail, Temple, Texas, known as Westgate Park Apartments II (the "Property"), subject to the terms and conditions provided in the Purchase Agreement, for a purchase price of approximately $4.75 million (the "Purchase Price"), subject to standard prorations (the "Transaction").

On July 1, 2005, the Trust's Board of Trustees approved the Transaction. In accordance with the terms of the Purchase Agreement, the Trust has paid a total of $100,000 of the Purchase Price to an escrow agent as a deposit (the "Deposit").

The Purchase Price is comprised of (i) the $100,000 Deposit, (ii) the Trust's assumption of a mortgage loan of Lehman Brothers Bank, FSB (the "Lender") in the amount of $3,800,000 (the "Existing Mortgage") and (iii) the balance of approximately $850,000 payable in cash on the closing date. The acquisition of the Property is not contingent upon the ability of the Trust to obtain financing for the acquisition, except that the closing is subject to the condition that the Trust assume the Existing Mortgage (in the amount of $3,800,000), which assumption is subject to the Lender's approval. If the Lender denies the Trust's assumption of the Existing Mortgage, or fails to approve the Trust's assumption of the Existing Mortgage within four months and two weeks of the Effective Date, the Purchase Agreement will terminate and the Trust will be entitled to receive the $100,000 Deposit. Management anticipates funding the acquisition of the Property from cash on hand and the assumption of the Existing Mortgage secured by the Property.

The closing is scheduled to occur 21 days after the Lender's approval of Trust's assumption of the Existing Mortgage or any other date that Seller and Trust agree. The closing is also subject to other standard closing conditions, including, without limitation, conveyance to the Trust of a special warranty deed conveying the Property to the Trust free and clear of all liens and encumbrances except permitted encumbrances. Trust will pay all costs fees and expenses in connection with its assumption of the Existing Mortgage.

The Trust anticipates assigning its rights under the Purchase Agreement to a wholly-owned subsidiary of MOLP prior to the closing.

There can be no assurance that this transaction will ultimately be consummated. Seller is an unrelated third party.

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

Buildings and  improvements are depreciated over their estimated useful lives of
27.5 to 40 years on a straight-line basis. Land improvements are depreciated over their useful lives of 15-20 years on a straight-line basis. Personal property is depreciated over its estimated useful life ranging from 5 to 15 years using the straight-line method.

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

DESCRIPTION OF BUSINESS

OVERVIEW

The Trust previously operated rental real estate in two key segments, apartments and commercial. The Trust currently operates eight apartment communities, including the Bicycle Club Apartments that were acquired July 1, 2005. The last commercial building was sold in August 2004. Cash is primarily generated by renting apartment units to tenants, or securing loans with the Trust's assets. Cash is used primarily to pay operating expenses (repairs and maintenance, payroll, utilities, taxes, and insurance), make capital expenditures for property improvements, repay principal and interest on outstanding loans or to pay cash distributions to shareholders. The key performance indicators for revenues are occupancy rates and rental rates. Revenues are also impacted by concessions (discounts) offered as rental incentives. The key performance indicator for operating expenses is total operating expense per apartment unit. A significant change in the turnover rate of rental units can also cause a significant change in operating expenses. Management also evaluates total taxes, utilities and insurance rates for each property.

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

The Trust primarily invests in income-producing real properties (apartments). As of June 30, 2005 the Trust's portfolio is comprised of:



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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. The Trust anticipates that the UPREIT structure will enable it to make additional acquisitions of properties from tax-motivated sellers. As an UPREIT, the Trust believes that MOLP will be able to issue limited partnership operating units to tax-motivated sellers who contribute properties to MOLP, thereby enabling those sellers to realize certain tax benefits that would be unavailable to them if the Trust purchased those properties directly for cash or common stock. As of June 30, 2005, minority holders of MOLP own 11,455 limited partnership operating units, or approximately .91% of the partnership interest in MOLP.

Each of the apartment complexes are owned by single member limited liability companies that are directly owned by MOLP. Maxus Properties, Inc. provides property management services for each of the Trust's real properties.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of June 30, 2005 was $3,268,000, a decrease of $592,000 from the balance of $3,860,000 at December 31, 2004. Escrows and reserves held by various lenders were $1,007,000 and $1,025,000 at June 30, 2005 and December 31, 2004,
respectively, and are not readily available for current disbursement. An additional escrow amount of $97,000 at each period end represents a deposit made for the purchase of Carrington Apartments as described in Note 6 of Notes to Unaudited Consolidated Financial Statements herein.

Net cash provided by operating activities decreased $16,000 to $419,000 for the period ended June 30, 2005 primarily attributable to a decrease of $172,000 of cash provided by discontinued operations, partially offset by an increase in cash provided by continuing operations.

Net cash used in investing activities of continuing operations was $188,000 comprised primarily of capital expenditures. The largest capital expenditures included $68,000 for capital replacements at all properties combined. The Trust expended an additional $21,000 for purchases of equity securities of other real estate investment trusts during the first quarter of 2005.

Net cash provided by financing activities of continuing operations was $823,000. Total distributions in the first six months were $653,000 and cash was provided by the issuance of common stock for $59,000 in connection with the Trust's optional stock dividend plan.

Management believes the Trust's current cash position and the properties' ability to generate operating and financing cash flows should enable the Trust to fund anticipated operating and capital expenditures in 2005. Projected capital expenditures of approximately $283,000 are currently planned for the remainder of 2005, primarily for painting, staircase repair, asphalt and concrete repairs, roofs, and HVAC projects, with the majority of the expenditures expected to be reimbursed from reserves held by lenders. Capital replacements of approximately $156,000 are expected to be reimbursed from reserves held by lenders. Except for the items mentioned, management does not anticipate any material capital expenditures at any one property in 2005. However, the Trust will continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities. In connection with the merger between a subsidiary of the Trust and Secured Investment Resources Fund, L.P., III, as more fully described in Note 8 of Notes to Unaudited Consolidated Financial Statements herein, the Trust anticipates paying approximately $3,602,000 in cash to pay a portion of the merger consideration. Closing of the transaction occurred July 1, 2005.

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

Contractual Obligations and Commercial Commitments


                                 Balance at             Interest                       Due
                                June 30, 2005             Rate

ACI                             4,112,000                12.63%                  August 1, 2010

Forest Park                     1,846,000                 4.91% (variable)       September 1, 2007

Kings Court/Terrace             2,308,000                 5.15% (variable)       May 1, 2009

Terrace                         1,611,000                 6.87%                  February 1, 2009

Chalet I                        3,896,000                 6.59%                  October 1, 2008

Chalet II                       1,469,000                 6.535%                 October 1, 2008

The Landings                    3,636,000                 7.66%                  September 1, 2007

Barrington Hills                5,586,000                 6.035%                 July 1, 2029

Arbor Gate                      3,044,000                 5.12% (variable)       September 1, 2011

Waverly                         4,200,000                 5.11% (variable)       September 1, 2011
                             ------------

Total                        $ 31,708,000
                              ===========


Reference is also made to Note 3 of Notes to Consolidated Financial Statements incorporated by reference in the Trust's Annual Report on Form 10-KSB for a description of mortgage indebtedness secured by the Trust's real property investments.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any "off-balance sheet arrangements" as defined in
Item 303 (c) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the three and six months ended June 30, 2005 and 2004 are detailed below.

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


                                            Three Months Ended                      Six Months Ended
                                         June 30,         June 30,             June 30,          June 30,
                                           2005             2004                 2005               2004

       Net income (loss)                (278,000)         (61,000)            (311,000)          (90,000)


       Property related depreciation
          and amortization (1)           475,000          383,000              978,000           742,000
                                     -----------      -----------          -----------       -----------
       Funds from operations      $      197,000          322,000              667,000           652,000
                                     ===========      ===========          ===========       ===========

(1) Depreciation and amortization of discontinued operations of $60,000 for the three months ended, and $121,000 for the six months ended, is included in the 2004 amount.

Occupancy

The occupancy levels at June 30 were as follows:


                                                                OCCUPANCY LEVELS AT JUNE 30,
                                                                   2005             2004
                                                                   ----             ----
Arbor Gate                                                          99%              n/a
Barrington Hills                                                    92%              97%
Chalet                                                              98%              97%
Forest Park                                                         88%              86%
King's Court/Terrace                                                90%              93%
The Landings                                                        96%              97%
Waverly                                                             95%              n/a
ACI Building                                                        n/a             100%


Forest Park was 88% occupied at June 30, 2005. The Northern Kansas City, Missouri market conditions continue to show concessions of one-month free rent and average occupancy in the high 80% to low 90% range. There are no new competitors in the market. King's Court/Terrace occupancy was 90% at June 30, 2005. Overall occupancy in the Olathe, Kansas market has remained stable, with most competitors' average occupancy in the high 80% to low 90% range. Concessions continue to be common throughout the market with rent concessions and reduced deposits commonly offered. Occupancy rates in the Topeka, Kansas market is averaging in the mid 80% range. Competitors in the market continue to offer concessions.
Chalet, which is located in Topeka, ended the quarter at 98% occupied. Concessions were minimal in the first quarter. The Landings and Barrington Hills are both located in Little Rock, Arkansas, where the market occupancy rates are currently in the low to mid 90% range. The Landings and Barrington Hills had occupancy of 96% and 92%, respectively on June 30, 2005. Concessions in the Little Rock area continue to be minimal. Arbor Gate and Waverly ended the quarter at 99% and 95% occupied, respectively. Arbor Gate is located in Picayune, Mississippi. Waverly is located in Bay Saint Louis, Mississippi. The average range of occupancy for competitors in the Mississippi market is in the upper 80% to low 90% range.

Comparison of Consolidated Results From Continuing Operations

For the three and six-month periods ended June 30, 2005, the Trust's consolidated revenues from continuing operations were $1,806,000 and $3,581,000, respectively. Revenues increased $427,000 (31%) and $905,000 (34%) for the three and six-month periods ended June 30, 2005 as compared to the same periods ended June 30, 2004. The increase is due primarily to the acquisition of Terrace, Arbor Gate and Waverly Apartments. The combined income for the three and six-months ended June 30, 2005 from Kings Court/Terrace increased by approximately $27,000 and $119,000 when compared to the same period in 2004. Arbor Gate provided $193,000 and $372,000 and Waverly provided $225,000 and 438,000 of additional revenue for the three and six-months ended June 30, 2005.

For the three and six-month periods ended June 30, 2005, the Trust's consolidated operating expenses from continuing operations were $1,637,000 and $3,232,000, respectively. Expenses increased $453,000 (38%) and $952,000 (42%)
for the three and six-month periods ended June 30, 2005 as compared to the same periods ended June 30, 2004. This increase is due primarily to the properties acquired in 2004. The combined operating expenses at Kings Court/Terrace for the three and six-month periods ended June 30, 2005 increased by approximately $47,000 and $151,000 when compared to the same period in 2004. The acquisition of Arbor Gate and Waverly increased operating expenses by $146,000, and $319,000, respectively for the three and six-month periods ended June 30, 2005. Interest expense increased $509,000 for the six-month period ended June 30, 2005, primarily due to $263,000 of interest expense recorded on the ACI wrap loan. There is a corresponding increase of $263,000 in interest income on the wrap loan that offsets this expense. See Note 6 of the Notes to Unaudited Consolidated Financial Statements for a discussion of the interest income and expense on this loan. The interest expense recorded on the ACI loan in 2004 is included in discontinued operations in 2004. The properties acquired in 2004 incurred interest expense of $254,000 that was not incurred for the six-month period ended June 30, 2004.

The net loss from continuing operations for the six month period ended June 30, 2005 was ($426,000) or ($.33) per share. The net loss from continuing operations for the six month period ended June 30, 2004 was ($90,000) or ($.13) per share.

Comparison of Results of Discontinued Operations

For the six-month period ended June 30, 2005, revenues for the Trust's discontinued operations decreased $468,000 (100%) and operating expenses decreased $206,000 (100%) as compared to the same time period in 2004. This decrease is primarily due to the inclusion of the ACI results for six months in 2004 compared to none in 2005. The activity under the caption adjustment of make whole premium in Note 5 is the only discontinued operations activity and is discussed in detail in Note 6.

MARKET RISK

The Trust has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at June 30, 2005.

The Trust does not believe that it has any material exposure to interest rate risk. The debt on the ACI building is at a fixed rated of 8.63% and matures in 2010 (the lender is currently charging, and DBSI is paying, a default interest rate of 12.63% as described in Note 6); the debt on the Landings is at a fixed rate of 7.66% and matures in 2007; the debt on Chalet is at fixed rates of 6.59% and 6.535% and matures in 2008; and the debt on Barrington Hills is at a fixed rate of 6.035%, is repriced in 2009 and matures in 2029. The debt on Terrace is at a fixed rate of 6.87% and matures in 2009. The debt on Forest Park, King's Court/Terrace, Arbor Gate and Waverly is at variable rates and matures in 2007, 2009, 2011 and 2011, respectively. The current interest rate on Forest Park is 4.91%, King's Court/Terrace is 5.15%; Arbor Gate and Waverly are currently 5.12% and 5.11% respectively and are capped at 6.25%. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $114,000.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECRUTIES AND USE OF PROCEEDS

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          See Notes 5 and 6 of the Notes to Unaudited Consolidated Financial Statements with respect to the sale of the ACI Building

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 30, 2005, the Trust held a special meeting of shareholders. At the meeting the shareholders approved the issuance of MOLP limited partnership operating units to certain limited partners of Secured Investment Resources Fund, L.P. III ("SIR III") in connection with the merger of SIR III into a subsidiary of MOLP.

          There were 683,305 shares voting in favor of the proposal, 16,607 shares voting against such proposal, and 7,975 shares abstaining.

ITEM 5.   OTHER INFORMATION

          On June 21, 2005 the Trust paid a cash dividend of $.25 per share payable to the holders of record on May 31, 2005 of the Trust's $1.00 par value common stock.

ITEM 6.   EXHIBITS

          See Exhibits Index on Page 21

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          MAXUS REALTY TRUST, INC.

Date: August 12, 2005                By:  /s/ David L. Johnson
                                          --------------------
                                          David L. Johnson
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          Trustee

Date: August 12, 2005                By:  /s/ John W. Alvey
                                          --------------------
                                          John W. Alvey
                                          Vice President
                                          Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number            Description

3.1 Articles of Incorporation of the Registrant, as amended, are incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

3.2  Bylaws of the  Registrant,  as amended,  are  incorporated  by reference to
     Exhibit 3.2, to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 0000-13754).

10.1 Purchase and Sale Agreement and Joint Escrow Instructions dated June 14, 2005 between FF Park Lane Associates, L.P. and the Registrant.

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