Form 10QSB
period 2005-09-30
MAXUS REALTY TRUST INC
filed 2005-11-14
CIK 748580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended: September 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-13754

MAXUS REALTY TRUST, INC.
(Exact name of small business issuer as specified in its charter)

Missouri	43-1339136
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

104 Armour, North Kansas City, Missouri 64116
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
Yes ☒ No ☐

State the number of shares outstanding of the Trust’s sole class of common equity, $1.00 par value common stock, as of September 30, 2005: 1,301,000

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MAXUS REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Investment property
Land	$1,668,000	1,355,000
Buildings and improvements	40,340,000	35,641,000
Personal property	3,233,000	2,606,000
	45,241,000	39,602,000

Less accumulated depreciation	(5,241,000)	(4,083,000)

Total investment property, net	40,000,000	35,519,000

Cash	791,000	3,860,000
Escrows and cash reserves	1,345,000	1,125,000
Note receivable	4,102,000	4,133,000
Accounts receivable	18,000	3,000
Insurance claims receivable	5,978,000	---
Prepaid expenses and other assets	406,000	242,000
Intangible assets (net)	193,000	94,000
Deferred expenses, less accumulated amortization	394,000	423,000
Total assets of continuing operations	53,227,000	45,399,000
Assets of discontinued operations - property held for sale	---	4,000
Total assets	$53,227,000	45,403,000

Liabilities and Shareholders’ Equity

Liabilities:
Mortgage notes payable	$36,399,000	27,824,000
Note payable	4,102,000	4,133,000
Accounts payable, deferred rent and accrued expenses	932,000	623,000
Real estate taxes payable	643,000	394,000
Refundable tenant deposits	221,000	177,000
Other accrued liabilities	817,000	1,047,000
Total liabilities	43,114,000	34,198,000

Minority interest	641,000	152,000
Shareholders’ equity:
Common stock, $1 par value; Authorized 5,000,000 shares, issued and outstanding 1,301,000 and 1,294,000 shares at September 30, 2005 and December 31, 2004, respectively	1,301,000	1,294,000
Preferred Stock, $0.01 par value; Authorized 5,000,000 shares, no shares issued and outstanding at September 30, 2005	---	---
Additional paid-in capital	17,980,000	17,899,000
Distributions in excess of accumulated earnings	(9,809,000)	(8,140,000)
Total shareholders’ equity	9,472,000	11,053,000
	$53,227,000	45,403,000
See accompanying notes to unaudited consolidated financial statements.

MAXUS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	Sept. 30 2004	Sept. 30, 2005	Sept. 30 2004
Income
Revenues:
Rental	1,986,000	1,338,000	5,136,000	3,660,000
Other	225,000	197,000	656,000	551,000

Total revenues	2,211,000	1,535,000	5,792,000	4,211,000
Expenses:
Depreciation and amortization	731,000	374,000	1,709,000	995,000
Repairs and maintenance	273,000	207,000	745,000	564,000
Turn costs and leasing	151,000	98,000	366,000	237,000
Utilities	158,000	109,000	417,000	284,000
Real estate taxes	170,000	99,000	427,000	263,000
Insurance	98,000	50,000	271,000	184,000
Property management fees - related parties	109,000	76,000	286,000	206,000
Other operating expenses	326,000	203,000	796,000	575,000
General and administrative	126,000	90,000	357,000	278,000
Total operating expenses	2,142,000	1,306,000	5,374,000	3,586,000

Net operating income	69,000	229,000	418,000	625,000

Interest income	(153,000)	(53,000)	(461,000)	(60,000)
Interest expense	718,000	392,000	1,801,000	966,000
Loss before minority interest and discontinued operations	(496,000)	(110,000)	(922,000)	(281,000)
Income from discontinued operations including gain
on disposal of $2,116,000 in 2004	118,000	2,098,000	230,000	2,178,000
Minority interest	(9,000)	18,000	(12,000)	18,000
Net income (loss)	$(369,000)	1,970,000	(680,000)	1,879,000

Per share data (basic and diluted):
Loss from continuing operations	$(.38)	(.08)	(.71)	(.22)
Income from discontinued operations	.09	1.61	.18	1.71

Net income (loss) per share	$(.29)	1.53	(.53)	1.49

Distributions paid in current year	$.25	.25	.75	.75

Weighted average shares outstanding	1,299,000	1,289,000	1,297,000	1,261,000

See accompanying notes to unaudited consolidated financial statements.

MAXUS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Sept. 30,		Sept. 30,
Cash flows from operating activities:		2005		2004
Net income (loss)		$(680,000)		$1,879,000
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Income from discontinued operations		(230,000)		(2,178,000)
Minority interest		(12,000)		18,000
Depreciation and amortization		1,709,000		995,000
Changes in accounts affecting operations:
Accounts receivable		(11,000)		(21,000)
Prepaid expenses and other assets		(121,000)		(168,000)
Escrows and reserves		(50,000)		(481,000)
Accounts payable and other liabilities		290,000		388,000
Net cash provided by operating activities of continuing operations		895,000		432,000
Net cash provided by discontinued operations		---		401,000
Net cash provided by operating activities		895,000		833,000

Cash flows from investing activities:
Acquisition of Bicycle Club		(2,765,000)		---
Acquisition of Terrace Apartments		---		(193,000)
Acquisition of Waverly and Arbor Gate Escrow-Acquisition		---		(9,587,000)
Escrow-acquisition		(10,000)		(100,000)
Purchase of available for sale securities		(21,000)		---
Capital expenditures		(443,000)		(276,000)
Net cash used in investing activities of continuing operations		(3,239,000)		(10,156,000)
Net cash provided by investing activities of discontinued operations		---		3,791,000
Net cash (used in) provided by investing activities		(3,239,000)		(6,365,000)
Cash flows from financing activities:
Principal payments on mortgage notes payable		(2,175,000)		(230,000)
Proceeds form mortgage notes payable		2,400,000		9,445,000
Loan fees		(49,000)		---
Issuance of common stock		88,000		606,000
Distributions paid to shareholders		(989,000)		(949,000)
Net cash provided by (used in) financing activities of continuing operations		(725,000)		8,872,000
Net cash used in activities of discontinued operations		---		(23,000)
Net cash provided by (used in) financing activities		(725,000)		8,849,000
Net increase (decrease) in cash		(3,069,000)		3,317,000
Cash, beginning of period		3,860,000		861,000
Cash, end of period		$791,000		$4,178,000

Supplemental disclosure of cash flow information:
Cash paid during the nine-month period for interest (includes interest paid for
discontinued operations in 2005 and 2004)		$1,783,000		$1,121,000
Schedule of Non-Cash Items
Items assumed in connection with acquisition of investment properties:
Investment property and other assets (Terrace)	$	---		$2,048,000
Mortgage notes payable and other liabilities (Terrace)	$	---		$1,739,000
Investment property and other assets (Bicycle Club)		$11,928,000	$	---
Mortgage notes payable and other liabilities (Bicycle Club)		$9,165,000	$	---
Involuntary conversion of investment property to insurance claims receivable:
Arbor Gate Apartments		$928,000	$	---
Waverly Apartments		$5,050,000	$	---

See accompanying notes to unaudited consolidated financial statements.

MAXUS REALTY TRUST, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
(UNAUDITED)

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (the “Trust” or “Registrant”) for the year ended December 31, 2004, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Trust’s financial condition. The details in those notes have not changed as a result of normal transactions in the interim. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and for all periods presented have been made. The results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results which may be expected for the entire year. The historical financial statements as of December 31, 2004 and for the three and nine month periods ended September 30, 2004 have been reclassified to present discontinued operations, as further described in Note 5.

Prior period amounts have been reclassified to conform to the current year presentation.

(2) Organization

The Trust is now structured as what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, the Trust formed Maxus Operating Limited Partnership, a Delaware limited partnership (“MOLP"), to which the Trust contributed all of its assets, in exchange for a 99.999% partnership interest in MOLP and the assumption by MOLP of all of the Trust's liabilities. The Trust now conducts and intends to continue to conduct all of its activities through MOLP. MOLP is the sole member of limited liability companies that own all of the Trust’s properties. Maxus Realty GP, Inc., a Delaware corporation that is wholly owned by the Trust, is the sole general partner of MOLP and has a 0.001% interest in MOLP. As the sole general partner of MOLP, Maxus Realty GP, Inc. generally has the exclusive power under the partnership agreement to manage and conduct the business of MOLP, subject to certain limited approval and voting rights of the limited partners.

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. At September 30, 2005, the Trust owned approximately 96.49% of the limited partnership interests in MOLP and minority holders of MOLP owned 47,339 limited partnership operating units, or approximately 3.51% of MOLP. The 47,339 limited partnership operating units were issued in connection with the acquisition of the Terrace Apartments in April 2004, and the acquisition of the Bicycle Club Apartments in July of 2005.

On May 10, 2005, the shareholders approved an amendment to Article Three of the Trust’s Articles of Incorporation that authorized 5,000,000 shares of preferred stock commonly referred to as “blank check” preferred stock. The term “blank check” refers to preferred stock, the creation and issuance of which is authorized in advance by the shareholders and the terms, rights and features of which are determined by the Trust’s Board of Trustee’s upon issuance. The authorization of such preferred stock would permit the Board of Trustees to authorize and issue preferred stock from time to time in one or more series.

(3) Segment Reporting

The Trust aggregates the financial information of all its properties into one reportable segment because the properties all have similar economic characteristics and provide similar services to similar types and classes of customers.

Mortgage Notes Payable

The Forest Park mortgage note was refinanced by NorthMarq Capital, Inc. and Freddie Mac on August 31, 2005, secured by Forest Park, assignment of rents, and a security agreement, required a deposit of $58,000 into a replacement reserve account. The mortgage note has an outstanding balance of $2,400,000 at September 30, 2005 with monthly principle and interest payments of $13,000 at a fixed interest rate of 5.24%. The mortgage note is maturing on August 31, 2015 with an extension period of 12 months at a variable interest rate.

In regard to the acquisition of Bicycle Club please review note 5 for the additional debt assumed with this purchase.

(5) Property Acquisitions

Acquisition of Apartments

On September 1, 2004, the Trust, through two of the Trust's wholly owned subsidiaries of its operating limited partnership, MOLP, acquired Waverly Apartments (“Waverly”), a 128-unit apartment complex located in Bay Saint Louis, Mississippi, and Arbor Gate Apartments (“Arbor Gate”), a 120-unit apartment complex located in Picayune, Mississippi, for a purchase price of approximately $9,400,000 from an unrelated third party. The purchase price was allocated $3,948,000 to Arbor Gate and $5,452,000 to Waverly. In connection with the purchase of Arbor Gate, the Trust paid cash of approximately $1,028,000 and acquired financing of $3,080,000 with monthly payments of approximately $24,000. In connection with the acquisition of Waverly, the Trust paid cash of approximately $1,380,000 and acquired financing of $4,250,000, with monthly payments of approximately $35,000. The cash paid includes cash used to fund tax and insurance escrows required by the Lender. Each mortgage loan bears interest at a variable rate of 2.25% over the one month Reference Bill ® Index Rate, with a maximum rate cap of 6.25% and is due and payable on September 1, 2011. The rate at September 30, 2005 was 5.75% for Arbor Gate and 5.74% for Waverly.

On July 1, 2005, the Trust through one of the Trust’s wholly owned subsidiaries of its operating limited partnership, MOLP, acquired Bicycle Club Apartments (“Bicycle Club”), a 312-unit apartment complex located in Kansas City, Missouri. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$182,000
In-place lease	322,000
Investment property	11,424,000
Total assets acquired	11,928,000

Current liabilities	$(311,000)
Mortgage notes payable	(8,350,000)
Total liabilities assumed	(8,661,000)

Net assets acquired	$3,267,000

Bicycle Club’s mortgage is financed by NorthMarq Capital, Inc. The monthly payments of principal and interest are $48,000, with a fixed interest rate of 6.91%. The debt obligation matures on March 1, 2008.

The total consideration paid for the property was $3,267,000. In connection with the merger, the Trust issued 35,884 MOLP limited partnership operating units valued at $502,000 and made cash payments totaling $2,765,000.

In accordance with SFAS No. 141, the Trust has determined the fair value of acquired in-place leases, which consist of the following:

	Sept. 30, 2005	Dec 31, 2004
In-place leases, net of accumulated amortization of $129,000 and $202,000 respectively	$193,000	94,000

Total intangible assets, net	$193,000	94,000

In place leases, net at September 30, 2005 relate to the Bicycle Club Apartments acquisition, and December 31, 2004 relates to the three apartment complexes purchased in 2004.

Amortization expense for 2005 is expected to be $317,000, of which $223,000 was recognized in the period ended September 30, 2005. The remaining balance of $99,000 is expected to be amortized in 2006.

The table below presents the proforma results of operations of the Trust as if the acquisitions (and disposition of ACI as described in note 6) had occurred at January 1, 2004 (unaudited).

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Total revenue	2,211,000	2,255,000	6,753,000	6,790,000
Net income (loss)	$(364,000)	(655,000)	(840,000)	1,621,000
Per share data (basic and diluted):
Net income (loss)	$(0.28)	(0.51)	(0.65)	1.29

This proforma information does not purport to be indicative of the results that actually would have been obtained if the transactions had actually occurred at the beginning of 2004, and is not intended to be a projection of future results.

(6) Related Party Transactions

Since the consummation of the acquisition of Bicycle Club on July 1, 2005, Maxus Properties, Inc. (“Maxus”), an affiliate of the Registrant has been providing property management services for Bicycle Club. Management fees are calculated at 5% of the total revenue collected by Bicycle Club.

The Trust acquired Bicycle Club through a merger between a wholly-owned subsidiary of MOLP and Secured Investment Resources Fund L.P., III, a Missouri limited partnership (“SIR III”). David L. Johnson, Chairman, Chief Executive Officer and President of the Trust and the beneficial owner of more than 10% of the Trust's issued and outstanding common stock, was the principal owner and President of Nichols Resources, Ltd., the general partner of SIR III. Mr. Johnson, together with his wife, jointly owned approximately 85% of Bond Purchase, L.L.C. (“Bond Purchase”), a 7.81% limited partner in SIR III and the sole owner of SIR III’s general partner. Mr. Johnson is also an affiliate of Paco Development, L.L.C. (“Paco”), which was a 2.43% limited partner in SIR III. Monte McDowell, Bob Kohorst and Chris Garlich, each of whom are trustees of the Registrant, were the beneficial owners of 20.3%, 8.0% and 6.5%, respectively, of SIR III’s Partnership Units. Bond Purchase and Paco received approximately 30,811 MOLP Units in connection with the consummation of the merger transaction.

(7) Property Disposition

Sale of ACI

The Trust follows the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The Trust has reclassified its Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the three and nine months ended Sept. 30, 2004 in compliance with SFAS 144 to reflect discontinued operations of ACI, which was classified as held for sale on August 25, 2004. This reclassification has no impact on the Trust's net income or net income per share. This property was previously included in the commercial buildings segment. The Trust no longer has separate reportable segments. On August 25, 2004, the Trust sold ACI to an unrelated third party. The sales price was $8,202,500. After deducting costs of the sale and the net book value of the assets sold, the sale resulted in a net book gain of approximately $2,116,000 and provided approximately $3,791,000 net sale proceeds. Accounting rules required the Trust to defer approximately $1,100,000 in sales proceeds, which represents the make whole payment that would be required if the lender accelerated the obligation at the time of the sale. The net book gain on sale has been reduced by this amount. The make whole payment is included in other accrued liabilities and is further described in Note 8.

Operating information for ACI for the three and nine month periods ended September 30, 2005 and 2004 is set forth below:
	Three Months Ended:			Nine Months Ended:
	Sept. 30, 2005		Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Total revenue	$	---	$160,000	---	628,000
Depreciation and amortization		---	40,000	---	162,000
Real estate taxes		---	19,000	---	75,000
Property management fees		---	7,000	---	24,000
Other		---	1,000	---	12,000
Total operating expenses		---	67,000	---	273,000
Net operating income		---	93,000	---	355,000
Interest expense		---	52,000	---	234,000
Net income before gain (loss) on sale	$	---	$41,000	---	121,000
Gain (loss) on sale (1)		---	2,116,000	---	2,116,000
Adjustment of make whole premium		118,000	(59,000)	230,000	(59,000)
Income from discontinued operations		118,000	2,098,000	230,000	2,178,000
Income (loss) from discontinued operations per share		$.09	1.61	.18	1.71

(8) Contingencies

On August 25, 2004, ACI Financing, L.L.C., a subsidiary of the Trust (“ACI Financing”), sold the ACI Building, an office building located in Omaha, Nebraska (the “ACI Building”), to an unrelated third party, FOR 1031 Omaha LLC, an Idaho limited liability company (“FOR 1031”).

As a result of the sale in 2004, the Trust recorded a gain of approximately $2,116,000 after deducting the costs of the sale and the net book value of the assets sold. Accounting rules required the Trust to defer approximately $1,100,000 in sales proceeds. The net book gain was reduced by this amount. This amount represents the Make Whole Premium that would be presently be required if the Lender accelerated the obligation at the time of the sale. The difference obtained by subtracting the current amount of the loan from the present value, calculated in accordance with the Trust’s policies, is the current value of the Make Whole Premium. The period-to-period change in the value of the Make Whole Premium is recorded in discontinued operations for the period in which the change occurs. Increases in the calculated amount of the Make Whole Premium are represented as decreases in income from discontinued operations and decreases in the calculated amount of the Make Whole Premium are represented as increases in income from discontinued operations. If the Lender does not accelerate this obligation and it is paid pursuant its regular schedule, the amount deferred will be amortized to income over the remaining term of the obligation in accordance with the Trust’s policies. The balance of the Make Whole Premium at September 30, 2005 is $817,000 and is presented in other accrued liabilities.

Interest income and interest expense of $129,000 and $392,000 is reflected in the financial statements for the three and nine month periods ending September 30, 2005, representing the aggregate interest and default interest on the loan paid by FOR 1031 to ACI Financing.

Under an executed real estate contract, a $90,000 earnest money deposit for the purchase of Carrington Apartments during 2004 was made by the Trust. The Trust was unable to obtain lender approval for assumption of the current loan in connection with the purchase and, as a result, the transaction did not close. As a result, the seller believed the Trust should forfeit the deposit. The Trust believed that it fulfilled its obligations under the contract and that the deposit should be returned to the Trust. As a result, the $90,000 deposit was placed with the court for resolution. On September 9, 2005 the court granted the motion for summary judgment filed by the Trust and ordered that the Trust be entitled to a full return of the escrow. On September 12, 2005, the Trust received payment of $89,444 ($90,000 less the fees of the escrow agent).

On June 14, 2005, the Trust entered into a real estate purchase agreement to purchase Westgate Park Apartments II in Temple, Texas, pursuant to which the Trust made an earnest money deposit of $100,000. The Trust is in a dispute with the seller over the failure to disclose the 2005 property tax assessment against the property and has filed a lawsuit against the seller. The Trust has requested a reduced purchase price of the original dollar $4.75 million which was comprised of (i) the $100,000 Deposit, (ii) the Trust's assumption of a mortgage loan of Lehman Brothers

Bank, FSB (the "Lender") in the amount of $3,800,000 (the "Existing Mortgage") and (iii) the balance of approximately $940,000 payable in cash on the closing date (See Item 5. Other Information). The seller has requested the escrow agent to release the deposit to seller. The Trust has filed a lawsuit against the seller and is currently in negotiations with the seller. The Trust has also requested that the deposit be placed with the court for resolution. Although management believes the Trust is entitled to a return of the $100,000 deposit if the transaction is not ultimately closed, no assurances can be given that the deposit will ultimately be returned to the Trust.

(9) Investments

The Trust applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) for its investments in equity securities. Upon acquisition, the Trust classifies its equity securities as trading securities. This classification is evaluated at each reporting date. Unrealized holding gains and losses for trading securities are included in earnings and reported in statement of operations. Dividend and interest income is included in earnings.

During the quarter ended March 31, 2005, the Trust invested $21,000 in equity securities of real estate investment trusts. Such securities are included in the caption prepaid and other assets and are classified as trading securities following the provisions of SFAS 115. The aggregate fair value on September 30, 2005 of these equity securities was approximately $17,700.

(10) Involuntary Conversions

On August 29, 2005, two of the Trust’s nine properties sustained extensive damages caused by Hurricane Katrina. The properties were Arbor Gate Apartments located in Picayune, Mississippi and Waverly Apartments located in Bay Saint Louis, Mississippi.

With regard to the Arbor Gate an initial estimate of damages has been received from a reconstructive consulting firm. The initial estimates are $1,600,000 of incurred damages to individual apartment units and collateral damage to property grounds, siding, and roofing. Of the 120 total apartment units at Arbor Gate, eleven of the units are currently uninhabitable. These units are in two different buildings in the complex. Arbor Gate’s occupancy percentage as of September 30, 2005 was approximately 83%.

Arbor Gate has total windstorm/hail insurance coverage in the amount of $6,518,000 (less applicable deductibles) which includes an $800,000 policy for losses due to business interruption. As a result of initial discussions with the property’s insurance companies, and legal counsel, management believes it is probable that insurance proceeds will exceed the amount of the damages incurred and applicable insurance deductibles. Based upon this evaluation management has recorded an impairment to net investment property and a receivable from the insurance company for $928,000. This amount represents the estimated net book value of the assets destroyed. Any additional insurance recoveries including amounts for business interruption, primarily loss of rental income, would be recorded in the period they are realized.

With regard to Waverly the Trust has received communication from a consultant of the property’s lender, Freddie Mac, that the property is considered a total loss. Waverly has total wind/hail insurance coverage in the amount of $7,553,160 (less applicable deductibles) which includes a $965,000 policy for losses due to business interruption. The property also has a separate flood insurance policy in the amount of $250,000 per building with a $2,000 deductible per building. There are 17 buildings in Waverly, therefore, the total possible flood insurance coverage policy is $4,250,000 before the applicable deductibles.

As of the date of the hurricane, Waverly’s net book value of its investment assets was $5,050,000. The Trust anticipates that the actual insurance proceeds will exceed the net book value of its investment assets. Until the insurance companies have completed their review and assessment of damages and allocated the loss between flood and wind damage, management is uncertain what the actual amount of insurance proceeds will be. However, as a result of consultations with the insurance companies and legal counsel, management believes it is probable insurance proceeds will exceed Waverly’s net book value of its investment assets. Subject to final resolution of this matter management will write off net investment assets and will record insurance proceeds receivable in the amount of $5,050,000. Any additional recoveries including amounts for business interruption would be recorded in the period they are realized. Management has not determined whether it would be financially feasible to rebuild this apartment complex.

Due to the devastation inflicted by Hurricane Katrina, on September 21, 2005, Freddie Mac granted a temporary 90-day moratorium on payments of principal and interest for Arbor Gate and Waverly. The following chart displays the present loan terms with the monthly principal and interest amounts that Freddie Mac has agreed to delay for a three month period. The chart also identifies the monthly taxes and monthly insurance payments the two properties are currently obligated to make to Freddie Mac.

	Monthly Loan Terms
	Arbor Gate	Waverly

Principal and interest	$17,600	$24,200

Taxes and insurance	$7,000	$12,000

(11) Subsequent Event

Sale of Common Stock

On October 28, 2005, the Board of Trustees voted and approved the sale of 100,000 shares of common stock to affiliates of MacKenzie Patterson Fuller, Inc. The shares were sold at $13.88 per share on Friday, October 28, 2005, generating $1,388,000 of equity for the Trust, less a placement fee of 10%.

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

In connection with the sale of the ACI Building on August 25, 2004, a deferred liability was recorded in the amount of approximately $1,100,000, representing the Make Whole Premium described in Note 7. The Make Whole Premium is the greater of (i) 1% of the outstanding principal amount of the loan or (ii) a premium calculated by determining the present value of the payments to be made in accordance with the promissory note discounted at the yield on the applicable US Treasury Issue for the number of months remaining from the date of acceleration to the maturity date, which is approximately 65 months. The difference obtained by subtracting the current amount of the loan from the present value, calculated in this manner represents the current value of the make whole premium. The period-to-period change in the value of the Make Whole Premium is recorded in discontinued operations for the period in which the change occurs. Increases in the calculated amount of the Make Whole Premium are represented as decreases in income from discontinued operations and decreases in the calculated amount of the Make Whole Premium are represented as increases in income from discontinued operations. Due to the method of calculation of the value of the Make Whole Premium using the yield on the applicable U.S. Treasury note, the amount of the Make Whole Premium can fluctuate significantly from period to period. The calculation method is dictated by the ACI loan documents and management believes alternate calculations using different assumptions are inappropriate.

Investment Property Useful Lives

The Trust is required to make subjective assessments as to the useful lives of its properties for the purpose of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Trust’s net income.

Buildings and improvements are depreciated over their estimated useful lives of 27.5 to 40 years on a straight-line basis. Land improvements are depreciated over their useful lives of 15-20 years on a straight-line basis. Personal property is depreciated over its estimated useful life ranging from 5 to 15 years using the straight-line method.

Capital Expenditures

For reporting purposes, the Trust capitalizes all carpet, flooring, blinds, appliance and HVAC replacements. The Trust expenses all other expenditures that total less than $10,000. Expenditures over $10,000 and expenditures related to contracts over $10,000 are capitalized. Repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized.

Classification of Properties

The Trust is required to make subjective assessments as to whether a property should be classified as “Held for Sale” under the provisions of SFAS 144. SFAS 144 contains certain criteria that must be met in order for a property to be classified as held for sale, including: management commits to a plan to sell the asset; the asset is available for immediate sale in its present condition; an active program to locate a buyer has been initiated; the sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a sale within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Management believes that a property should not be classified as “Held for Sale” until a contract for the sale of a property has been executed, all inspection periods have passed and any earnest deposit becomes non-refundable and the only pending item to complete the sale is the passage of time. Until this point, management believes that there may be actions required to complete the plan that may result in changes to or termination of the plan, and therefore the property should not be classified as “Held for Sale” under SFAS 144.

Impairment of Investment Property Values

The Trust is required to make subjective assessments as to whether there are impairments in the value of its investment properties. Management's estimates of impairment in the value of investment properties have a direct impact on the Trust’s net income.

The Trust follows the provisions of SFAS No. 144. The Trust assesses the carrying value of its long-lived asset whenever events or changes in circumstances, including effects of hurricanes, indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors that may occur and indicate that an impairment may exist include, but are not limited to: significant underperformance relative to projected future operating results; significant changes in the manner of the use of the asset; and significant adverse industry or market economic trends. If an indicator of possible impairment exists, a property is evaluated for impairment by a comparison of the carrying amount of a property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized by the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of its properties based on projected undiscounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Trust.

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

DESCRIPTION OF BUSINESS

OVERVIEW

The Trust previously operated rental real estate in two key segments, apartments and commercial. The Trust currently operates eight apartment communities, including the Bicycle Club Apartments that were acquired July 1, 2005. The last commercial building was sold in August 2004. Cash is primarily generated by renting apartment units to tenants, or securing loans with the Trust’s assets. Cash is used primarily to pay operating expenses (repairs and maintenance, payroll, utilities, taxes, and insurance), make capital expenditures for property improvements, repay principal and interest on outstanding loans or to pay cash distributions to shareholders. The key performance indicators for revenues are occupancy rates and rental rates. Revenues are also impacted by concessions (discounts) offered as rental incentives. The key performance indicator for operating expenses is total operating expense per apartment unit. A significant change in the turnover rate of rental units can also cause a significant change in operating expenses. Management also evaluates total taxes, utilities and insurance rates for each property.

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

The Trust primarily invests in income-producing real properties (apartments). As of September 30, 2005 the Trust’s portfolio is comprised of:

PROPERTY	# UNITS	TYPE	LOCATION	PURCHASE DATE
Forest Park Apartments (“Forest Park”) (f.k.a. North Winn)	110	Apartments	Kansas City, MO	August, 2000

King’s Court Apartments (1) (“King’s Court”)	82	Apartments	Olathe, KS	August, 2001

Terrace Apartments (1) (“Terrace”)	84	Apartments	Olathe, KS	April, 2004

Chalet Apartments - I and II (“Chalet”)	234	Apartments	Topeka, KS	September, 2001

The Landings Apartments (the “Landings”)	154	Apartments	Little Rock, AR	September, 2001

Barrington Hills Apartments (“Barrington Hills”)	232	Apartments	Little Rock, AR	November, 2001

Arbor Gate Apartments (“Arbor Gate”)	120	Apartments	Picayune, MS	September, 2004

Waverly Apartments (“Waverly”)	128	Apartments	Bay Saint Louis, MS	September, 2004

Bicycle Club Apartments (“Bicycle Club”)	312	Apartments	North Kansas City, MO	July, 2005

(1) King’s Court and Terrace Apartment (“Kings Court/Terrace”) are operated as one entity.

UPREIT Structure

The Trust is structured as what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, the Trust formed Maxus Operating Limited Partnership, a Delaware limited partnership (“MOLP"), to which the Trust contributed all of its assets, in exchange for a 99.999% partnership interest in MOLP and the assumption by MOLP of all of the Trust's liabilities. The Trust conducts and intends to continue to conduct all of its activities through MOLP. Maxus Realty GP, Inc., a Delaware corporation that is wholly owned by the Trust, is the sole general partner of MOLP and has a 0.001% interest in MOLP. As the sole general partner of MOLP, Maxus Realty GP, Inc. generally has the exclusive power under the partnership agreement to manage and conduct the business of MOLP, subject to certain limited approval and voting rights of the limited partners.

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. The Trust anticipates that the UPREIT structure will enable it to make additional acquisitions of properties from tax-motivated sellers. As an UPREIT, the Trust believes that MOLP will be able to issue limited partnership operating units to tax-motivated sellers who contribute properties to MOLP, thereby enabling those sellers to realize certain tax benefits that would be unavailable to them if the Trust purchased those properties directly for cash or common stock. As of September 30, 2005, minority holders of MOLP own 47,339 limited partnership operating units, or approximately 3.51% of the partnership interest in MOLP.

Each of the apartment complexes are owned by single member limited liability companies that are directly owned by MOLP. Maxus Properties, Inc. provides property management services for each of the Trust’s real properties.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of September 30, 2005 was $791,000, a decrease of $3,069,000 from the balance of $3,860,000 at December 31, 2004. The primary cause of this decrease was the approximately $2,765,000 cash payments made as part of the merger consideration paid to the SIR III investors for the merger of Bicycle Club Apartments. Escrows and reserves held by various lenders were $1,245,000 and $1,125,000 at September 30, 2005 and December 31, 2004, respectively, and are not readily available for current disbursement.

Net cash provided by operating activities increased $62,000 to $895,000 for the period ended September 30, 2005 primarily attributable to an increase of $1,948,000 of cash provided by discontinued operations.

Net cash used in investing activities of continuing operations was $3,239,000 comprised primarily of the cash the Trust paid out for the acquisition of Bicycle Club. The largest capital expenditures were $195,000 for the combined capital replacements at the Trust’s properties. The Trust expended an additional $21,000 for purchases of equity securities of other real estate investment trusts during the first quarter of 2005.

Net cash used in financing activities of continuing operations was $725,000. Total distributions in the first nine months were $990,000 and cash was provided by the issuance of common stock for $88,000 in connection with the Trust’s optional stock dividend plan.

With the $1,250,000 of net proceeds generated from the recent sale in October 2005 of the Trust’s common stock, the postponement of the closing of Westgate Apartments, Freddie Mac’s 90-day moratorium on principal, interest and replacement reserves described below, and the anticipated receipt of insurance proceeds as well as the suspension of the dividend payout for forth quarter, management believes that the current cash position and the properties’ ability to generate operating and financing cash flows should enable the Trust to fund anticipated operating and capital expenditures for the remainder of 2005. Specifically, even with the damages caused by Hurricane Katrina, management believes the Trust will have the ability to fund these costs given its current cash position. However, no assurance can be given as to the actual timing of the receipt of the anticipated insurance proceeds with respect to the damages caused by Hurricane Katrina.

Freddie Mac, the lender for Arbor Gate and Waverly has agreed to provide a temporary 90-day moratorium on payments of principal, interest and replacement reserves for payments due on October 1, November 1, and December 1, 2005. All principal and interest that would otherwise have been collected during this time will be payable at maturity or any earlier payoff of the loans without accrual of any additional interest. As a condition to the 90-day moratorium, the Trust must provide periodic updates regarding the physical condition and economic occupancy of the properties, to make any and all valid insurance claims, not settle or withdraw any such claims without Freddie Mac’s consent, and continue to pay regular escrow payments for insurance and taxes.

The following chart displays the present loan terms with the monthly principal and interest amounts that Freddie Mac has agreed to delay for a three month period. The chart also identifies the monthly taxes and monthly insurance payments the two properties are currently obligated to make to Freddie Mac.

	Monthly Loan Terms
	Arbor Gate	Waverly

Principal and interest	$17,600	$24,200

Taxes and insurance	$7,000	$12,000

In regards to Arbor Gate, after the 90-day deferral period, it is expected that the Trust will meet its debt obligations from the revenues it generates, as well as from the anticipated insurance proceeds.

Waverly will meet its debt obligations from the insurance proceeds that management anticipates it will receive, as well as by utilizing the Trust’s current cash on hand and the additional $1,250,000 of equity raised on October 28,

2005 (see Subsequent Events, Note 10). Currently management has also been in discussions with Freddie Mac to extend the original 90-day moratorium.

In regards to the timing of the insurance amounts to be received, management has executed a partial proof of loss statement and believes that $1,000,000 will be received from the insurance carrier within 30 days.

Projected capital expenditures of approximately $84,000 are currently planned for the remainder of 2005, primarily for exterior painting, landscaping, concrete repairs, and HVAC projects, with the majority of the expenditures expected to be reimbursed from reserves held by lenders. Capital replacements of approximately $27,000 are currently expected to be reimbursed from reserves held by lenders. Including the items mentioned, management does anticipate material capital expenditures due to the damages caused by Hurricane Katrina. The Trust will also continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

On November 9, 2005 members of the Board of the Trust decided to suspend the payment of its $0.25 per share quarterly cash dividend due to the uncertainty related to the amount of insurance proceeds that the Trust will receive, and the timing of the Trust's receipt of insurance proceeds, as a result of the extensive damages to Waverly and Arbor Gate located in Bay Saint Louis, Mississippi and Picayune, Mississippi, respectively, caused by Hurricane Katrina. As a result, the Trust will not pay its regular fourth quarter $0.25 per share cash dividend on the Trust’s $1.00 par value, common stock that the Trust has typically paid in the past on or about December 21 of each year.

The Board of Trustees will re-evaluate the cash dividend next quarter, including an evaluation of whether the Trust will be required to pay a cash dividend to satisfy the requirement that the Trust pay dividends to its shareholders of at least 90% of its taxable income to continue to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

On August 25, 2004, ACI Financing, L.L.C., a subsidiary of the Trust (“ACI Financing”), sold the ACI Building. Net cash proceeds were approximately $3,791,000. This transaction is described in more detail in Notes 5 and 6. On September 1, 2004, subsidiaries of the Trust purchased Arbor Gate and Waverly for a purchase price of $9,400,000 using approximately $2,156,000 of the sale proceeds from ACI in a 1031 exchange. The remainder of cash for the purchase was provided by available working capital of the Trust.

Contractual Obligations and Commercial Commitments

	Balance at	Interest	Fixed	Due
	Sept. 30, 2005	Rate	or (variable)	Date
ACI	4,102,000	12.63%		August 1, 2010

Forest Park	2,400,000	5.29%		September 1, 2007

Kings Court/Terrace	2,300,000	5.52%	(variable)	May 1, 2009

Terrace	1,604,000	6.87%		February 1, 2009

Chalet I	3,880,000	6.59%		October 1, 2008

Chalet II	1,463,000	6.54%		October 1, 2008

The Landings	3,621,000	7.66%		September 1, 2007

Barrington Hills	5,561,000	6.04%		July 1, 2029

Arbor Gate	3,034,000	5.75%	(variable)	September 1, 2011

Waverly	4,187,000	5.74%	(variable)	September 1, 2011

Bicycle Club	8,350,000	6.91%		March 1, 2008

Total	$40,502,000

Reference is also made to Note 3 of Notes to Consolidated Financial Statements incorporated by reference in the Trust’s Annual Report on Form 10-KSB for a description of mortgage indebtedness secured by the Trust’s real property investments.

On August 31, 2005 the Forest Park Apartments mortgage was refinanced with NorthMarq Capital, Inc., and Freddie Mac.

On September 21, 2005 Freddie Mac offered Waverly and Arbor Gate a 90-day moratorium on payments of principal and interest. The moratorium covers the payments due in October, November and December. Also, the monthly payments to the replacement reserve accounts will be suspended along with the principal and interest.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any “off-balance sheet arrangements” as defined in Item 303 (c) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the three and nine months ended September 30, 2005 and 2004 are detailed below.

Funds from Operations

The white paper on Funds from Operations approved by the board of governors of NAREIT defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus property related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect Funds from Operations on the same basis. In 1999, NAREIT clarified the definition of Funds from Operations to include non-recurring events, except for those that are defined as “extraordinary items” under GAAP and gains and losses from sales of depreciable operating property. In 2002, NAREIT clarified that Funds from Operations related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations should continue to be included in consolidated Funds from Operations.

The Trust computes Funds from Operations in accordance with the guidelines established by the white paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds from Operations do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, distributions or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Trust’s financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Trust’s liquidity, nor is it indicative of funds available to fund the Trust’s cash needs including its ability to make distributions. The Trust believes Funds from Operations is helpful to investors as a measure of the performance of the Trust because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Trust to incur and service debt and make capital expenditures. In the table below, revenue, expenses, net income and property related depreciation and amortization were determined in accordance with GAAP. The addition of property related depreciation and amortization to net income results in Funds from Operations, which is not determined in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net income (loss)	(369,000)	1,970,000	(680,000)	1,879,000

Property related depreciation and amortization (1)	731,000	408,000	1,709,000	1,157,000
(Gain) loss on sale	---	(2,116,000)	---	(2,116,000)
Funds from operations	$362,000	262,000	1,029,000	920,000

(1) Depreciation and amortization of discontinued operations of $40,000 for the three months ended, and $162,000 for the nine months ended, is included in the 2004 amount.

Occupancy

The occupancy levels at September 30 were as follows:

	OCCUPANCY LEVELS AT SEPT. 30,
	2005	2004
Arbor Gate	83%	90%
Barrington Hills	89%	94%
Chalet	97%	100%
Forest Park	92%	95%
King’s Court/Terrace	85%	92%
The Landings	94%	97%
Waverly	0%	88%
Bicycle Club	91%	n/a

Forest Park was 92% occupied at September 30, 2005. The Northern Kansas City, Missouri market conditions continue to show concessions of one-month free rent and average occupancy in the high 80% to low 90% range. There are no new competitors in the market. King’s Court/Terrace occupancy was 85% at September 30, 2005. Overall occupancy in the Olathe, Kansas market has remained stable, with most competitors’ average occupancy in the high 80% to low 90% range. Concessions continue to be common throughout the market with rent concessions and reduced deposits commonly offered. Occupancy rates in the Topeka, Kansas market is averaging in the mid 80% range. Competitors in the market continue to offer concessions. Chalet, which is located in Topeka, ended the quarter at 97% occupied. Concessions were minimal in the first quarter. The Landings and Barrington Hills are both located in Little Rock, Arkansas, where the market occupancy rates are currently in the low to mid 90% range. The Landings and Barrington Hills had occupancy of 94% and 89%, respectively on September 30, 2005. Concessions in the Little Rock area continue to be minimal. Arbor Gate ended the quarter at 83%. While the Hurricane Katrina has rendered 11 rental units uninhabitable, Arbor Gate continues to keep its occupancy steady in spite of the damages. Arbor Gate is located in Picayune, Mississippi. Because of the damages incurred by Hurricane Katrina, Waverly is uninhabitable. Waverly is located in Bay Saint Louis, Mississippi. Due to the effects of Hurricane Katrina, competitive conditions in the Mississippi markets are difficult to ascertain at this time.

Comparison of Consolidated Results From Continuing Operations

For the three and nine-month periods ended September 30, 2005, the Trust’s consolidated revenues from continuing operations were $2,211,000 and $5,792,000, respectively. Revenues increased $676,000 (44%) and $1,581,000 (37%) for the three and nine-month periods ended September 30, 2005 as compared to the same periods ended September 30, 2004. The increase is due primarily to the 2004 acquisitions of Terrace, Arbor Gate and Waverly. The combined income for the three and nine-months ended September 30, 2005 from Kings Court/Terrace decreased for the three-month period by approximately $18,000 and increased by $100,000 for the nine-month period when compared to the same period in 2004. Arbor Gate provided $94,000 and $466,000 and Waverly provided $82,000 and 520,000 of additional revenue for the three and nine-months ended September 30, 2005. Bicycle Club provided an additional $510,000 for the three month period ended September 30, 2005.

For the three and nine-month periods ended September 30, 2005, the Trust’s consolidated operating expenses from continuing operations were $2,142,000 and $5,374,000, respectively. Expenses increased $836,000 (64%) and $1,788,000 (50%) for the three and nine-month periods ended September 30, 2005 as compared to the same periods ended September 30, 2004. This increase is due primarily to the properties acquired in 2004. The combined operating expenses at Kings Court/Terrace for the three and nine-month periods ended September 30, 2005 decreased by approximately $12,000 and increased $138,000 when compared to the same periods in 2004. The acquisition of Arbor Gate and Waverly increased operating expenses by $215,000, and $959,000, respectively for the three and nine-month periods ended September 30, 2005. The acquisition of Bicycle Club increased operating expenses by $561,000 for the three-month period ended September 30, 2005. Interest expense increased $509,000 for the nine-month period ended September 30, 2005, primarily due to $392,000 of interest expense recorded on the ACI wrap loan. There is a corresponding increase of $392,000 in interest income on the wrap loan that offsets this expense. See Note 6 of the Notes to Unaudited Consolidated Financial Statements for a discussion of the interest income and expense on this loan. The interest expense recorded on the ACI loan in 2004 is included in discontinued operations in 2004. The properties acquired in 2004 incurred interest expense of $254,000 that was not incurred for the nine-month period ended September 30, 2004.

The net loss from continuing operations before minority interest for the nine month period ended September 30, 2005 was ($922,000) or ($.71) per share. The net loss from continuing operations before minority interest for the nine month period ended September 30, 2004 was ($281,000) or ($.22) per share.

Comparison of Results of Discontinued Operations

For the three-month period ended September 30, 2005, revenues for the Trust’s discontinued operations decreased $160,000 (100%) and operating expenses decreased $67,000 (100%) as compared to the same time period in 2004. This decrease is primarily due to the inclusion of the ACI results for three months in 2004 compared to none in 2005.

For the nine month period ended September 30, 2005, revenues for the Trust’s discontinued operations decreased $628,000 (100%) and operating expenses decreased $273,000 (100%). This decrease is primarily due to the inclusion of the ACI results for nine months in 2004 compared to none in 2005. The activity under the caption adjustment of make whole premium in Note 7 is the only discontinued operations activity and is discussed in detail in Note 8.

MARKET RISK

The Trust has considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Trust had no holdings of derivative financial or commodity instruments at September 30, 2005.

The Trust does not believe that it has any material exposure to interest rate risk. The debt on the ACI building is at a fixed rated of 8.63% and matures in 2010 (the lender is currently charging, and DBSI is paying, a default interest rate of 12.63% as described in Note 6); the debt on the Landings is at a fixed rate of 7.66% and matures in 2007; the debt on Chalet is at fixed rates of 6.59% and 6.535% and matures in 2008; and the debt on Barrington Hills is at a fixed rate of 6.035%, is repriced in 2009 and matures in 2029. The debt on Terrace is at a fixed rate of 6.87% and matures in 2009. The debt on Bicycle Club is at a fixed rate of 6.91% and matures in 2008. The debt on King’s Court/Terrace, Arbor Gate and Waverly are at variable rates and matures in 2015, 2009, 2011 and 2011, respectively. The current interest rate on Forest Park is currently fixed with a recent refinancing and is 5.29%, King’s Court/Terrace is 5.52%; Arbor Gate and Waverly are currently 5.75% and 5.74% respectively and are capped at 6.25%. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $95,000.

INFLATION

The effects of inflation did not have a material impact upon the Trust's operations in fiscal 2004.

ITEM 3: CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Trust's Chief Executive Officer and Chief Financial Officer, after evaluating the design and effectiveness of the Trust’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Trust’s disclosure controls and procedures were adequately designed and operating effectively to ensure that material information relating to the Trust would be made known to them by others within the Trust, particularly during the period in which this Form 10-QSB Quarterly Report was being prepared.

(b)	Changes in internal controls

There has been no change in the Trust’s internal control over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Ralph C. and Sandra L. Schmude, et al. v. Maxus Properties, Inc., et al.

On January 29, 2004, Ralph C. and Sandra L. Schmude filed a lawsuit against a number of entities, including the Registrant, in the Circuit Court of Clay County, Missouri, Case No. CV104-814 CC ("Clay County Litigation"). The only claim brought against the Registrant was a claim that the Registrant allegedly conspired with the other defendants to mismanage an apartment complex in the Kansas City area in order for the Registrant, or one of the other defendants, to buy the apartment complex at a discounted price. On October 27, 2005 the parties stipulated to a dismissal of the lawsuit with prejudice.

Maxus Realty Trust, Inc. v. Ralph C. and Sandra L. Schmude
On October 5, 2004, the Registrant filed a lawsuit against Ralph C. and Sandra L. Schmude in the Circuit Court of Clinton County, Missouri, Case No. CV0904-182CC. The Registrant brought this suit because the frivolous civil conspiracy claim alleged in the Clay County Litigation resulted in the Registrant losing a business opportunity because of the pending litigation against the Registrant. The Registrant sought the recovery of damages it suffered in connection with losing this business opportunity.  On October 28, 2005 the parties stipulated to a dismissal of the lawsuit with prejudice.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS

On October 28, 2005, the Registrant completed a private placement pursuant to which it sold 100,000 shares of its $1.00 par value common stock for a total of $1,388,000 to certain investment funds managed by MacKenzie Patterson Fuller, Inc. (the "Subscribers"). In connection with the private placement, the Registrant paid a placement fee of $138,000 to the Subscribers, resulting in net proceeds to the Registrant of $1,250,000. The Registrant relied on Section 4(2) of the Securities Act of 1933 and representations of the Subscribers as the exemption from registration of shares of common stock sold to the Subscribers.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

See Notes 5 and 6 of the Notes to Unaudited Consolidated Financial Statements with respect to the sale of the ACI Building

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

On September 21, 2005 the Trust paid a cash dividend of $.25 per share payable to the holders of record on August 31, 2005 of the Trust’s $1.00 par value common stock.

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

The Purchase Price is comprised of (i) the $100,000 Deposit, (ii) the Trust's assumption of a mortgage loan of Lehman Brothers Bank, FSB (the "Lender") in the amount of $3,800,000 (the "Existing Mortgage") and (iii) the balance of approximately $940,000 payable in cash on the closing date. The acquisition of the Property is not contingent upon the ability of the Trust to obtain financing for the acquisition, except that the closing is subject to the condition that the Trust assume the Existing Mortgage (in the amount of $3,800,000), which assumption is subject to the Lender's approval. The Lender approved the assumption request on October 7, 2005. Management anticipates funding the acquisition of the Property from cash on hand and the assumption of the Existing Mortgage secured by the Property.

However, the Transaction has not closed as a result of a dispute between the Trust and Seller. Shortly prior to the anticipated closing of the Transaction, the Trust discovered that the 2005 property taxes for the Property increased by more than $50,000 from the 2004 property taxes for the Property. In providing certain due diligence information to the Trust on May 26, 2005, Seller included 2003 and 2004 tax statements, but failed to include the 2005 tax assessment for the Property, which the Trust has learned Seller apparently received on May 2, 2005.

As a result, the Trust requested a reduced purchase price. On November 2, 2005 Seller notified the Trust in writing that the Trust had defaulted under the Purchase Agreement claiming Seller had satisfied all of its closing conditions under the Purchase Agreement. Seller also requested the escrow agent deliver the Deposit to Seller if the Trust had not remedied the default prior to 5:00pm, November 4, 2005. On November 2, 2005, the Trust notified Seller in writing that Seller had not satisfied certain conditions to closing. On November 4, 2005, the Trust sent Seller a letter requesting a $570,000 purchase price reduction to offset the economic impact of the increased property tax assessment on the Property.

On November 4, 2005, the Trust filed a lawsuit in the Circuit Court of Clay County, Missouri, Case No. CV105-010030 against Seller and its general partner GAF Park Lane, Inc. (the "Defendants") for breach of contract and fraud. The Trust requested that the Court (i) order the Defendants to specifically perform the Purchase Agreement by conveying the Property to the Trust and (ii) award the Trust its damages, primarily $570,000 in actual damages, as well as punitive damages, attorneys' fees and expenses.

If the Transaction is ultimately consummated, the Trust anticipates assigning its rights under the Purchase Agreement to a wholly-owned subsidiary of MOLP prior to the closing. However, there can be no assurance that this transaction will ultimately be consummated.

ITEM 6.	EXHIBITS

See Exhibits Index on Page 24

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAXUS REALTY TRUST, INC.

Date: November 10, 2005	By:	/s/ David L. Johnson
David L. Johnson
Chairman of the Board,
President and Chief Executive Officer
Trustee

Date: November 10, 2005	By:	/s/ John W. Alvey
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

10.1	Management Agreement for the Bicycle Club Apartments dated July 5, 2005 by and between Bicycle Club, L.L.C. and Maxus Properties, Inc.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.