Form 10KSB
period 2005-12-31
MAXUS REALTY TRUST INC
filed 2006-03-24
CIK 748580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(816) 303-4500
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $1.00 Par Value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Trust was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year are $7,896,000.

As of March 1, 2006, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was $12,611,933. (The aggregate market value was computed on the basis of the closing price of $13.10 per share on March 1, 2006, using the number of shares not beneficially owned on March 1, 2006 by the Executive Officers, Trustees, or holders of 10% or more of the Registrant's common stock. The characterization of such Executive Officers, Trustees, and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

As of March 1, 2006, there were 1,401,680 shares of the Registrant’s common stock, par value $1 per share, issued and outstanding.

Documents incorporated by reference:

(1) Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005, are incorporated by reference into Parts I & II of this Annual Report on Form 10-KSB.

(2) Portions of the Registrant’s 2006 Proxy Statement for the Annual Meeting to be held on May 9, 2006, are incorporated into Part III, as described herein. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB.

This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this section and located elsewhere in this Form 10-KSB regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) the ability to retain tenants, (ii) general economic, business, market and social conditions, (iii) trends in the real estate investment market, (iv) projected leasing and sales, (v) competition, (vi) inflation and (vii) future prospects for the Trust. Readers are urged to consider these factors and the risk factors identified in Part I of this Form 10-KSB carefully in evaluating the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements included herein are made only as of the date of this Form 10-KSB, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In connection with the change in the Trust’s investment policies described below, the Trust’s equity investments in income-producing real properties are now principally multi-family housing properties. In 2001, the Trust acquired the following properties: in August, King’s Court Apartments; in September, Chalet I and Chalet II Apartments and The Landings at Rock Creek Apartments; and in November, Barrington Hills Apartments. In May 2004, Terrace Apartments was acquired. In September 2004, Arbor Gate Apartments and Waverly Apartments were acquired. In July 2005 the Bicycle Club Apartments was acquired. Each of these properties is owned by single entity limited liability companies wholly owned by the Trust’s operating limited partnership, Maxus Operating Limited Partnership (“MOLP”). In May 2001, Franklin Park Distribution Center was sold. In May 2003, the Atrium at Alpha Business Center was sold. In August 2004, the ACI Building was sold.

The Registrant's primary investment objectives are to preserve and protect shareholders' capital, provide the maximum possible cash distributions to shareholders and provide for capital growth through appreciation in property values and property acquisitions. Since 1985 the Registrant has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code. It was management's original objective to sell or refinance the Registrant's properties approximately eight to twelve years after their acquisition. However, because of the depression of real estate values experienced nationwide from 1988 to 1993, this time frame was extended in order to achieve the goal of capital appreciation. In May 2000, the Registrant’s shareholders adopted amendments to the Registrant’s Articles of Incorporation and Bylaws that changed the Registrant’s investment policies. The Registrant’s “self-liquidating” policy was eliminated, and the Registrant is now permitted to acquire equity securities of other companies, to exchange its common stock for real estate investments, and to purchase or sell property from or to affiliates of the Registrant if approved by the unanimous vote of the disinterested independent Trustees.

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

Maxus Properties, Inc., a Missouri corporation (“Maxus”), provides property management services for the Registrant. David L. Johnson, Chairman, Chief Executive Officer and President of the Registrant, is the Chairman of Maxus. John W. Alvey, Vice President and Chief Financial and Accounting Officer of the Registrant, is Executive Vice President and Chief Financial Officer of Maxus. Christopher J. Garlich, a Trustee of the Registrant, is the majority shareholder of Maxus through his wholly owned trust.

On May 8, 2001, the Registrant’s shareholders adopted an amendment to Section 8.8 of Article VIII of the Bylaws to amend the Registrant’s “9.8% stock ownership limitation” (i) to allow David L. Johnson, Chairman of the Board, Chief Executive Officer and President to own up to 19.6% of the outstanding shares of the Registrant’s common stock and (ii) to decrease the percentage of the outstanding shares of the common stock that others may own from 9.8% to 7.6%.

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. At December 31, 2005, the Trust owned approximately 96.73% of the limited partnership interests in MOLP and minority holders of MOLP owned 47,339 limited partnership operating units, or approximately 3.27% of MOLP. The 47,339 limited partnership operating units were issued in connection with the acquisition of the Terrace Apartments in April 2004 and the acquisition of the Bicycle Club Apartments in July 2005.

Risk Factors

The risk factors in this section and others noted throughout this Form 10-KSB Annual Report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement. Maxus Realty Trust, Inc., Maxus Operating Limited Partnership and its subsidiaries are referred to collectively below as "the Trust", “we”, “our”, “us”, etc.

Risks that May Impact our Financial Condition or Performance

Changes in the Real Estate Market May Limit our Ability to Generate Funds From Operations

Real property investments are subject to varying degrees of risk and are relatively illiquid. Several factors may adversely affect the economic performance and value of the Trust’s properties. These factors include certain events or conditions which may be beyond our control, including: changes in the general, national, regional and local economic climate, local conditions such as an oversupply of multifamily properties or a reduction in demand for our multifamily properties, the attractiveness of our properties to residents, competition from other available multifamily property owners, other housing options and changes in market rental rates, changes in governmental regulations and the related cost of compliance, changes in tax laws or housing laws and changes in interest rates and the availability of financing. Our performance also depends on our ability to collect rent from residents and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, which could increase over time. The expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

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

As a result of the terrorist attacks of September 11, 2001, insurance carriers have created exclusions for losses from terrorism from our “all risk” insurance policies. While separate terrorism insurance coverage is available in certain instances, premiums for such coverage are generally very expensive, with very high deductibles. Moreover, the terrorism insurance coverage that is available typically excludes coverage for losses from acts of foreign governments as well as nuclear, biological and chemical attacks. At the present time, the Trust has determined that it will obtain only standard terrorism insurance for its portfolio.  In the event of a terrorist attack impacting one or more of the properties, we could lose revenues from the property, our capital investment in the property and possibly face liability claims from residents or others suffering injuries or losses. The Trust believes, however, that the number and geographic diversity of its portfolio helps to mitigate its exposure to the risks associated with potential terrorist attacks.

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

We Depend on Our Key Personnel

We depend on the efforts of the Chairman of our Board of Trustees, David L. Johnson, and our executive officers.  We cannot assure you that we would be able to find qualified replacements for the individuals who make up our executive management if their services were no longer available. The loss of the services of one or more of our executive officers could have a material adverse effect on our business, financial condition and results of operations.

Shareholders’ Ability to Effect Changes in Control of the Trust is Limited

We Have a Share Ownership Limit for REIT Tax Purposes

To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any year.  To facilitate maintenance of our REIT qualification, our Bylaws, prohibit ownership by any single Person (as defined by the Registrant’s by-laws) of more than 7.6% of the outstanding shares of common stock, with the exception of David L. Johnson, the Trust’s Chairman of the Board (the “Ownership Limit”.) Pursuant to the Trust's Bylaws, any acquisition of shares in violation of the Ownership Limit will be null and void with respect to the excess shares. The excess shares shall be deemed to have been acquired and to be held on behalf of the Trust, and, as the equivalent of treasury shares for such purpose, shall not be considered to be outstanding for quorum or voting purposes, and shall not be entitled to receive dividends, interest or any other distribution. The Ownership Limit could delay or prevent a change in control and, therefore, could adversely affect our shareholders’ ability to realize a premium over the then-prevailing market price for their shares of common stock.

Control and Influence by Significant Shareholders Could be Exercised in a Manner Adverse to Other Shareholders

As of March 1, 2006, the Executive Officers and Trustees owned approximately 31% of our outstanding shares of common stock. As a result of their ownership the Executive Officers and Trustees may have substantial influence over the Trust.  Although these shareholders have not agreed to act together on any matter, they would be in a position to exercise more influence over the Trust’s affairs if they were to act together in the future.  This influence could conceivably be exercised in a manner that is inconsistent with the interests of other shareholders.

Our Ability to Issue Shares of Preferred Stock May Affect Changes in Control

The Board of Trustees has the authority to issue up to 5 million shares of preferred stock, and to establish the preferences and rights (including the right to vote and the right to convert into shares of common stock) of any shares of preferred stock issued.  The Board of Trustees has the ability to use its powers to issue shares of preferred stock and to set the terms of such securities to delay or prevent a change in control of the Trust, even if a change in control were in the interest of security holders.

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

Risks That May Affect The Market Price Of Our Shares

We Cannot Assure You We Will Continue Paying Dividends At Historical Rates

We have suspended the payment of quarterly dividends until the Hurricane Katrina insurance claims are resolved and we can better project the recurring cash flows from our properties. Our ability to resume paying dividends at historical rates or to increase our common stock dividend rate will depend on a number of factors, including our financial condition and results of future operations and our ability to acquire, finance and lease additional properties at attractive rates. If we do not resume payment of quarterly dividends it could have an adverse effect on the market price of our common stock.

NASDAQ Risk Of Being De-Listed

On May 21, 2004, the Registrant received a notice from the Nasdaq Stock Market (“Nasdaq”) that it was not in compliance with the minimum $10,000,000 stockholders’ equity requirement for continued listing on the Nasdaq National Market as of March 31, 2004, as set forth in Marketplace Rule 4450(a)(3). Nasdaq requested that the Registrant provide a specific plan to achieve and sustain compliance with Nasdaq’s minimum stockholders’ equity standard for a twelve-month period. The Registrant's submitted its plan to achieve and sustain compliance with Nasdaq's minimum requirement on June 7, 2004. To achieve compliance the Registrant raised $500,000 in a private offering. The sale of the ACI Building in August 2004 also increased the Registrant’s stockholders’ equity due to the gain recognized by the Registrant in connection with the sale. Nasdaq accepted the Registrant’s plan to achieve and sustain compliance with the $10,000,000 minimum stockholders' equity requirement. As of December 31, 2005, the Registrant's stockholders' equity was approximately $10,311,000.

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

Employees

As of December 31, 2005, the Registrant has no employees. Property management services for the Registrant's investment properties are provided by Maxus. Maxus employs more than 220 people to manage 43 commercial properties, including more than 7,000 apartment units and approximately 400,000 square feet of retail and office space.

ITEM 2: DESCRIPTION OF PROPERTY

On January 22, 1986, the Registrant purchased the Applied Communications, Inc. Building (the “ACI Building”), an office building located in Omaha, Nebraska. The ACI Building contained approximately 70,000 net rentable square feet and is located on a 7.59 acre site which provides paved parking for 400 cars. The purchase price of the ACI Building was $6,401,000. The building was 100% leased by a single tenant, Applied Communications, Inc. On December 4, 2001, a small, unimproved portion of the land on which ACI was situated was sold for $29,600 to an unrelated third party. The entire proceeds were applied to the loan on the property. The ACI Building was sold on August 25, 2004. The gain on sale was approximately $2,116,000, as described in more detail in Note 8 of the notes to Consolidated Financial Statements incorporated by reference to the Registrant’s 2005 Annual Report to Shareholders. In connection with the sale, the buyer executed a wrap loan agreement in the amount of $4,143,000 at a fixed rate of 8.63% in favor of ACI Financing LLC, which has debt of $4,143,000 at a fixed rate of 8.63% secured by the ACI Building. The wrap loan agreement and transaction are described in more detail in Note 4 of the notes to Consolidated Financial Statements incorporated by reference to the Registrant’s 2005 Annual Report to Shareholders.

On August 15, 2000, the Trust purchased the Forest Park Apartments (formerly North Winn Apartments) (”Forest Park”). Forest Park is located in Kansas City, Missouri. Forest Park consists of 110 multi-family apartment units. The purchase price was $2,725,000. In August 2000, $1,986,000 of debt was incurred relative to the acquisition of Forest Park. However, on August 31, 2005, the Trust refinanced Forest Park’s multifamily note with NorthMarq Capital, Inc. and Freddie Mac.

In August 2001, in connection with the purchase of King’s Court Apartments, an 82 unit multi-family apartment complex in Olathe, Kansas (“King’s Court”), the Trust assumed the obligation to repay certain multi-family housing revenue refunding bonds issued in an aggregate amount of $2,209,000, at a fixed rate of 5.69%, which were due and payable on November 1, 2026. The bonds were paid off in October of 2003. In May 2004 $2,350,000 of debt was incurred with a floating interest rate of 4.05%, a cap of 5.91%, a term of five years, and an amortization period of 30 years. The debt is secured by King’s Court Apartments and Terrace Apartments, which are operated as one entity.

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

On April 30, 2004, the Trust, through one of the Trust's subsidiaries, acquired The Terrace Apartments (“Terrace”), an 84-unit apartment complex located in Olathe, Kansas, for a purchase price of approximately $2,020,000. Terrace is an 84-unit, multi-family apartment complex in Olathe, Kansas. Terrace and King’s Court are operated as one entity (“King’s Court/Terrace”). In connection with the acquisition and as part of the purchase price, the Trust assumed a mortgage loan of approximately $1,650,000, other liabilities of approximately $89,000, and other assets of approximately $28,000. The debt is at a fixed rate of 6.87% and is due and payable on February 1, 2009.

On September 1, 2004, the Trust, through two of the Trust's wholly owned subsidiaries of its operating limited partnership, MOLP, acquired Arbor Gate Apartments (“Arbor Gate”), a 120-unit apartment complex located in Picayune, Mississippi and The Waverly Apartments (“Waverly”), a 128-unit apartment complex located in Bay Saint Louis, Mississippi, for a purchase price of approximately $9,400,000 from an unrelated third party. The purchase price was allocated $3,948,000 to Arbor Gate and $5,452,000 to Waverly. In connection with the purchase of Arbor Gate, the Trust paid cash of approximately $1,028,000 and acquired financing of $3,080,000 with monthly payments of approximately $24,000. In connection with the acquisition of Waverly, the Trust paid cash of approximately $1,380,000 and acquired financing of $4,250,000, with monthly payments of approximately $35,000. The cash paid includes cash used to fund tax and insurance escrows required by the Lender. Each mortgage loan is due and payable on September 1, 2011, and bears interest at a variable rate of 6.24% and 6.23%, respectively, with a cap of 6.25%.

On July 1, 2005, the Trust, through a wholly owned subsidiary of MOLP, acquired Bicycle Club Apartments (“Bicycle Club”), a 312-unit apartment complex located in Kansas City, Missouri. The Bicycle Club’s monthly mortgage payments of principal and interest are $48,000, with a fixed interest rate of 5.29%. The debt obligation matures on March 1, 2008. The mortgage note payable includes a debt premium balance of $345,000. The total consideration paid for the property was $3,267,000.

Each of the properties is owned by limited liability companies wholly owned by MOLP.

Reference is made to Note 3 of Notes to Consolidated Financial Statements incorporated by reference to the Registrant's 2005 Annual Report to Shareholders for a description of the mortgage indebtedness secured by the Registrant's real property investments.

Management believes the Registrant’s properties are adequately covered by insurance and considers the properties to be well maintained and sufficient for the Registrant’s operations. Projected capital expenditures of approximately $438,000 are planned for 2006, primarily for painting, roofs, and HVAC projects, with the majority of the expenditures expected to be reimbursed from reserves held by the lenders. Capital replacements of approximately $375,000 are also expected to be reimbursed from reserves held by lenders. Except for the items mentioned, management does not anticipate any material capital operating expenditures at any one property in 2006. However, the Trust will continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

It is the Registrant’s current investment policy to acquire, operate, lease and otherwise invest in and deal with real estate primarily consisting of income-producing properties. Subject to limitation in the Registrant’s by-laws, the Registrant’s trustees may change its investment policy with shareholder approval.

The following tables set forth certain information as of December 31, 2005 relating to the properties owned by the Registrant.

			AVERAGE
			ANNUALIZED
	NUMBER	TOTAL	EFFECTIVE
	OF	ANNUALIZED	BASE RENT	PERCENT
PROPERTY	UNITS	BASE RENT	PER UNIT	LEASED

Arbor Gate	120	$651,000	$5,425	75%

Barrington Hills	232	1,282,000	5,526	94%

Bicycle Club	312	1,886,000	6,045	92%

Chalet	234	1,383,000	5,910	96%

Forest Park	110	651,000	5,918	96%

King’s Court/Terrace (1)	166	958,000	5,771	92%

The Landings	154	963,000	6,253	93%

Waverly	128	560,000	4,375	0%

(1) King’s Court and Terrace (“Kings Court/Terrace”) are operated as one entity.

		FEDERAL	FEDERAL	FEDERAL	2005 REALTY
PROPERTY		TAX BASIS	TAX METHOD	TAX LIFE	TAX PAID

Forest Park	Building	$2,295,000	SLMM	27.5	$39,000
	Land Improvements	587,000	SLMM	15
	Personal Property	409,000	SLMM	10

King’s Court/	Building	5,140,000	SLMM	27.5	75,000
Terrace	Personal Property	431,000	SLMM	10

The Landings	Building	5,075,000	SLMM	27.5	* 59,000
	Land Improvements	70,000	SLMM	15
	Personal Property	409,000	SLMM	10

Chalet	Building	7,446,000	SLMM	27.5	149,000
	Land Improvements	15,000	SLMM	15
	Personal Property	595,000	SLMM	10

Barrington	Building	6,240,000	SLMM	27.5	* 79,000
Hills	Land Improvements	365,000	SLMM	15
	Personal Property	599,000	SLMM	10

Arbor Gate	Building	2,429,000	SLMM	27.5	83,000
	Land Improvements	144,000	SLMM	15
	Personal Property	775,000	SLMM	10

Waverly	Building	4,860,000	SLMM	27.5	88,000
	Land Improvements	277,000	SLMM	15
	Personal Property	279,000	SLMM	10

Bicycle Club	Building	9,660,000	SLMM	27.5	81,000
	Land Improvements	1,308,000	SLMM	15
	Personal Property	519,000	SLMM	10

	Total	$44,509,000

SLMM - Straight line, mid-month
* Tax bills in arrears - 2004 tax paid in 2005.

The majority of the tenants execute six to twelve month leases.

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

Additional information required by Item 102 of Regulation S-B is incorporated by reference from the Registrant’s 2005 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Maxus Realty Trust, Inc. v. FF Park Lane Associates, L.P., et al.

On June 14, 2005, the Trust entered into a Purchase and Sale Agreement and Joint Escrow Instructions (the "Purchase Agreement") with FF Park Lane Associates, L.P., a Texas limited partnership ("Seller") pursuant to which the Trust agreed to purchase a 168 multi-family unit apartment complex that is located at 3007 Antelope Trail, Temple, Texas, known as Westgate Park Apartments II (the "Property"), subject to the terms and conditions provided in the Purchase Agreement, for a purchase price of approximately $4.75 million (the "Purchase Price"), subject to standard prorations (the "Transaction"). On July 1, 2005, the Trust's Board of Trustees approved the Transaction. In accordance with the terms of the Purchase Agreement, the Trust paid $100,000 of the Purchase Price to an escrow agent as a deposit (the "Deposit").

The Purchase Price is comprised of (i) the $100,000 Deposit, (ii) the Trust's assumption of a mortgage loan of Lehman Brothers Bank, FSB (the "Lender") in the amount of $3,800,000 (the "Existing Mortgage") and (iii) the balance of approximately $940,000 payable in cash on the closing date.

However, the Transaction has not closed as a result of a dispute between the Trust and Seller. Shortly prior to the anticipated closing of the Transaction, the Trust discovered that the 2005 property taxes for the Property increased by more than $50,000 from the 2004 property taxes for the Property. In providing certain due diligence information to the Trust on May 26, 2005, Seller included 2003 and 2004 tax statements, but failed to include the 2005 tax assessment for the Property, which the Trust learned Seller apparently received on May 2, 2005.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by Item 201 of Regulation S- B is incorporated by reference from the Registrant's 2005 Annual Report to Shareholders under the headings "Market Information," “Nasdaq” and "Dividends".

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information required by Item 303 of Regulation S-B is incorporated by reference from the Registrant's 2005 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7: FINANCIAL STATEMENTS

The consolidated financial statements of the Registrant are incorporated by reference from the Registrant's 2005 Annual Report to Shareholders.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A: CONTROLS AND PROCEDURES

The Registrant, including its principal executive officer and principal financial officer, after evaluating the design and effectiveness of the Registrant’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Registrant’s disclosure controls and procedures were adequately designed and operating effectively to ensure that material information relating to the Registrant would be made known to them by others within the Registrant, particularly during the period in which this Form 10-KSB Annual Report was being prepared.

There has been no change in the Registrant’s internal control over financial reporting during its most recent fiscal year that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 8B: OTHER INFORMATION

Not applicable.

PART III

ITEM 9: TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the Registrant’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 9, 2006 under the captions “Election of Trustees” and “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The following table sets forth certain information with respect to the executive officers of the Registrant as of March 1, 2006.

Name	Position	Age	Has served in position since

David L. Johnson	Chief Executive Officer, President and Chairman	49	May 11, 2004

John W. Alvey	Vice President, Chief Financial and Accounting Officer	47	November 10, 1999

DAVID L. JOHNSON
Mr. Johnson, age 49, is Chairman of Maxus, whose offices are located at 104 Armour Road, North Kansas City, Missouri 64116. He has served in this capacity since its inception in 1988. Mr. Johnson is also on the Board of Directors of Maxus Capital Corp., the managing general partner of Maxus Real Property Investors-Four, L.P., a Missouri limited partnership that is a public reporting company. Mr. Johnson is also President of KelCor, Inc. (“KelCor”), a Missouri corporation that specializes in the acquisition of commercial real estate.

JOHN W. ALVEY
Mr. Alvey, age 47, is Executive Vice President and Chief Financial Officer of Maxus and has served in this capacity since 1988. Mr. Alvey is also Vice President of Kelcor, Inc., a Missouri Corporation that specializes in the acquisition of real estate.  Mr. Alvey is also on the Board of Directors of Maxus Capital Corp., the managing general partner of Maxus Real Property Investors-Four, L.P.

Code of Conduct

The Registrant's board of trustees has adopted a code of conduct for its principal executive officer, principal financial officer, principal accounting officer or controller and/or those persons performing similar functions.

ITEM 10: EXECUTIVE COMPENSATION

The information set forth in the Registrant’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 9, 2006 under the captions “Election of Trustees-Trustee’s Compensation,” “Election of Trustees-Executive Compensation,” “Election of Trustees-Related Transactions,” and “Election of Trustees-Report of the Independent Trustees” is incorporated herein by reference. The Registrant does not have any compensation plans under which equity securities of the Registrant are authorized for issuance.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Registrant’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 9, 2006 under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Registrant’s definitive proxy statement to be filed in connection with its Annual Meeting to be held May 9, 2006 under the caption “Election of Trustees-Related Transactions” is incorporated herein by reference.

ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K

A list of exhibits required to be filed as part of this report on Form 10-KSB is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference. The following documents are filed as a part of this report:

The following financial statements of the Registrant are incorporated by reference to the Registrant's 2005 Annual Report to Shareholders:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets (December 31, 2005 and 2004)

Consolidated Statements of Operations (For the years ended December 31, 2005 and 2004)

Consolidated Statements of Shareholders’ Equity (For the years ended December 31, 2005 and 2004)

Consolidated Statements of Cash Flows (For the years ended December 31, 2005 and 2004)

Notes to Consolidated Financial Statements (December 31, 2005 and 2004)

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the Registrant’s definitive proxy statement to be filed in connection with its Annual Meeting to be held May 9, 2006 under the captions “Election of Trustees - Audit Fees”, “- Audit Related Fees”, ” - Tax Fees”, “, “- All Other Fees”, and “- Audit Committee’s Pre-Approval Policies” is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAXUS REALTY TRUST, INC.

Date: March 14, 2006	/s/ David L. Johnson
By: David L. Johnson
President, Chief Executive Officer and Chairman

In accordance with the Securities Exchange Act of 1934, this report has been signed below on March 14, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ David L. Johnson
By: David L. Johnson
President, Chief Executive Officer and Chairman

/s/ John W. Alvey
John W. Alvey
Vice President
Chief Financial and Accounting Officer

/s/ Kevan Acord
Kevan Acord
Trustee

/s/ Jose Evans
Jose Evans
Trustee

/s/ Christopher Garlich
Christopher Garlich
Trustee

/s/ W. Robert Kohorst
W. Robert Kohorst
Trustee

/s/ Monte McDowell
Monte McDowell
Trustee

/s/ Danley K. Sheldon
Danley K. Sheldon
Trustee

EXHIBIT INDEX

Exhibit
Number	Description
3.1
Articles of Incorporation dated June 12, 1984, as amended, are incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 00013754).

3.2
Bylaws of the Registrant, as amended, are incorporated by reference to Exhibit 3.2, to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 0013754).

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

4.4
Multifamily Mortgage, Assignment of Rents and Security Agreement dated July 1, 1999 by and between Waterton Raintree, LLC and Berkshire Mortgage Finance Limited Partnership is incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

4.5
Land Use Regulatory Agreement dated July 1, 1999 by and among Pulaski County Public Facilities Board, State Street Bank and Trust Company of Missouri, N.A. and Waterton Raintree, LLC. is incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

4.6
Multifamily Note Multistate - Adjustable Rate dated as of August 31, 2004 executed by Arbor Gate Acquisition, L.L.C. in favor of NorthMarq Capital, Inc. is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 8, 2004 (File No. 000-13754).

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

4.8
Multifamily Note Multistate - Adjustable Rate dated as of August 31, 2004 executed by Waverly Acquisition, L.L.C. in favor of NorthMarq Capital, Inc. is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed September 8, 2004 (File No. 000-13754).

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

10.1
First Amended Optional Stock Dividend Plan, as amended January 25, 2002 is incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.2
Management Agreement dated November 10, 1999 by and between Nooney Realty Trust, Inc. and Maxus Properties, Inc. regarding the ACI Building is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.3
ACI Building Lease dated December 28, 1992, as further amended by First Amendment to Lease dated September 9, 1998 by and between Nooney Realty Trust, Inc., through its agent, Nooney Krombach Company, and Applied Communications, Inc is incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.4
Second Amendment to Lease dated November 30, 2001, by and between Maxus Realty Trust, Inc., through its agent Maxus Properties, Inc., and Applied Communications, Inc. is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed pursuant to Rule 13a-1 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.5
Management Agreement between Maxus Properties, Inc. and North Winn Acquisition, L.L.C. dated August 16, 2000 is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

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

10.11
Management Agreement for King’s Court/Terrace Acquisition LLC dated April 15, 2004 by and between King’s Court/Terrace Acquisition, L.L.C. and Maxus Properties, Inc. is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, as filed pursuant to Rule 13a-3 under the Securities and Exchange Act of 1934 (File No. 000-13754.)

10.12
Amendment to Land Use Regulatory Agreement dated November 14, 2001 by and among Pulaski County Public Facilities Board, State Street Bank and Trust Company of Missouri, N.A., Waterton Raintree, LLC and Barrington Hills Acquisition, L.L.C. is incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.13
Management Agreement for Barrington dated November 1, 2001 by and between Barrington Hills Acquisition, L.L.C. and Maxus Properties, Inc. is incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.14
Agreement for Purchase and Sale dated April 28, 2004 between ACI Financing, L.L.C. and DBSI Housing Inc. is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 4, 2004 (File No. 000-13754).

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

10.20
Agreement and Plan of Merger dated March 18, 2005 between Bicycle Club L.L.C. and Secured Investment Resources Fund, L.P., III is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.21
Purchase and Sale Agreement and Joint Escrow Instructions dated June 14, 2005 between FF Park Lane Associates, L.P. and the Registrant is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.22
Management Agreement between Maxus Properties, Inc. and Bicycle Club, L.L.C. dated July 5, 2005 is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

13
2005 Annual Report to Shareholders. Except for those portions expressly incorporated by reference in this Form 10-KSB, the 2005 Annual Report to Shareholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-KSB.

14	Maxus Realty Trust, Inc. Code of Conduct is incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (File No. 000-13754).

21	Subsidiaries of Maxus Realty Trust, Inc. (all are formed under Missouri law unless otherwise indicated).

North Winn Acquisition, L.L.C.
Bicycle Club, L.L.C.
Chalet I Acquisition, L.L.C.
Chalet II Acquisition, L.L.C.
Landings Acquisition, L.L.C.
Barrington Hills Acquisition, L.L.C.
Maxus Operating Limited Partnership (Delaware)
Maxus Realty G.P., Inc. (Delaware)
ACI Financing, L.L.C.
King’s Court/Terrace Acquisition L.L.C.
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