Form 10-Q
period 2006-03-31
MAXUS REALTY TRUST INC.
filed 2006-05-15
CIK 748580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended: March 31, 2006

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
Yes ☒ No ☐

State the number of shares outstanding of the Trust’s sole class of common equity, $1.00 par value common stock, as of March 31, 2006: 1,401,000

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAXUS REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
Assets	(Unaudited)
Investment property:
Land	$1,668,000	1,668,000
Buildings and improvements	41,497,000	41,417,000
Personal property	2,481,000	2,481,000
Construction in progress	1,721,000	611,000
	47,367,000	46,177,000

Less accumulated depreciation	(6,238,000)	(5,741,000)

Total investment property, net	41,129,000	40,436,000

Cash	2,939,000	2,009,000
Escrows and reserves	1,293,000	6,779,000
Note receivable	4,079,000	4,091,000
Accounts receivable	33,000	6,000
Insurance claims receivable	374,000	560,000
Prepaid expenses and other assets	164,000	303,000
Intangible assets, net	35,000	98,000
Deferred expenses, less accumulated amortization	321,000	376,000
Total assets	$50,367,000	54,658,000

Liabilities and Shareholders’ Equity

Liabilities:
Mortgage notes payable	$32,286,000	36,594,000
Note payable	4,079,000	4,091,000
Accounts payable, prepaid rent and accrued expenses	1,756,000	1,656,000
Real estate taxes payable	431,000	427,000
Refundable tenant deposits	213,000	209,000
Other accrued liabilities	626,000	741,000
Total liabilities	39,391,000	43,718,000

Minority interest	630,000	629,000
Shareholders’ equity:
Common stock, $1 par value; Authorized 5,000,000 shares,
issued and outstanding 1,401,000 and 1,401,000 shares
in 2006 and 2005, respectively	1,401,000	1,401,000
Preferred Stock, $0.01 par value; Authorized 5,000,000 shares,
no shares issued and outstanding	---	---
Additional paid-in capital	19,130,000	19,130,000
Distributions in excess of accumulated earnings	(10,185,000)	(10,220,000)
Total shareholders’ equity	10,346,000	10,311,000
	$50,367,000	54,658,000

See accompanying notes to unaudited consolidated financial statements.

MAXUS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Income
Revenues:
Rental	1,949,000	1,562,000
Other	206,000	213,000
Total revenues	2,155,000	1,775,000

Expenses:
Depreciation and amortization	615,000	503,000
Repairs and maintenance	203,000	220,000
Turn costs and leasing	97,000	98,000
Utilities	149,000	134,000
Real estate taxes	144,000	124,000
Insurance	99,000	90,000
Property management fees - related parties	106,000	87,000
Other operating expenses	246,000	229,000
General and administrative	66,000	110,000

Total operating expenses	1,725,000	1,595,000

Net operating income	430,000	180,000

Interest income	(158,000)	(145,000)
Interest expense	667,000	534,000
Loss before minority interest and
discontinued operations	(79,000)	(209,000)
Less minority interest in continuing operations	3,000	2,000
Loss from continuing operations	(76,000)	(207,000)
Income from discontinued operations before
minority interest	115,000	176,000
Less minority interest in discontinued operations	(4,000)	(2,000)
Income from discontinued operations	111,000	174,000
Net income (loss)	$35,000	(33,000)

Per share data (basic and diluted):
Loss from continuing operations	$(0.05)	(0.16)
Income from discontinued operations	0.08	0.13

Net income (loss) per share	$0.03	(0.03)

Distributions paid in current year	$ ---	0.25

Weighted average shares outstanding	1,401,000	1,295,000

See accompanying notes to unaudited consolidated financial statements.

MAXUS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income (loss)	$35,000	(33,000)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(115,000)	(176,000)
Minority interest	1,000	---
Depreciation and amortization	615,000	503,000
Amortization of loan premium	(31,000)	---
Changes in accounts affecting operations:
Accounts receivable	(27,000)	---
Prepaid expenses and other assets	139,000	113,000
Escrows and reserves	20,000	(144,000)
Accounts payable and other liabilities	(140,000)	(29,000)
Net cash provided by operating activities	497,000	234,000
Cash flows from investing activities:
Insurance recoveries related to hurricane damage	602,000	---
Purchase of available for sale securities	---	(21,000)
Capital expenditures	(79,000)	(60,000)
Net cash provided by (used in) investing activities	523,000	(81,000)
Cash flows from financing activities:
Principal payments on mortgage notes payable	(90,000)	(116,000)
Issuance of common stock	---	29,000
Distributions paid to shareholders	---	(326,000)
Net cash used in financing activities of continuing operations	(90,000)	(413,000)
Net increase (decrease) in cash	930,000	(260,000)
Cash, beginning of period	2,009,000	3,860,000
Cash, end of period	$2,939,000	3,600,000
Supplemental disclosure of cash flow information -
Cash paid during the year for interest (includes interest paid for discontinued operations in 2005)	$730,000	534,000

Schedule of Non-Cash Items
Arbor Gate investment property financed with accounts payable	$248,000	---
Arbor Gate renovations paid from insurance escrow account	$863,000	---
Waverly mortgage note payable paid from escrows and reserves	$4,187,000	---
Insurance proceeds deposited to escrows and reserves	$186,000	---

See accompanying notes to unaudited consolidated financial statements

MAXUS REALTY TRUST, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005
(UNAUDITED)

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (the “Trust” or “Registrant”) for the year ended December 31, 2005, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies, which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Trust’s financial condition. The details in those notes have not changed as a result of normal transactions in the interim. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and for all periods presented have been made. The results for the three-month period ended March 31, 2006 are not necessarily indicative of the results which may be expected for the entire year.

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. At March 31, 2006, the Trust owned approximately 96.73% of the limited partnership interests in MOLP and minority holders of MOLP owned 47,339 limited partnership operating units, or approximately 3.27% of MOLP. The 47,339 limited partnership operating units were issued in connection with the acquisition of the Terrace Apartments in April 2004, and the acquisition of the Bicycle Club Apartments in July of 2005.

(3) Segment Reporting

The Trust aggregates the financial information of all its properties into one reportable segment because the properties all have similar economic characteristics and provide similar services to similar types and classes of customers.

(4) Related Party Transactions

The Trust paid Maxus Properties, Inc. property management fees of $106,000 and $87,000 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 and December 31, 2005, $64,000 and $136,000 respectively, was payable to Maxus Properties, Inc. for accrued payroll, and direct expense reimbursement and accrued management fees. The Trust recognized $264,000 and $212,000 of payroll costs in the three months ended March 31, 2006 and 2005 respectively.

(5) Contingencies

On August 25, 2004, ACI Financing, L.L.C., a subsidiary of the Trust (“ACI Financing”), sold the ACI Building, an office building located in Omaha, Nebraska (the “ACI Building”), to an unrelated third party, FOR 1031 Omaha LLC, an Idaho limited liability company (“FOR 1031”).

As a result of the sale in 2004, the Trust recorded a gain of approximately $2,116,000 after deducting the costs of the sale and the net book value of the assets sold. Accounting rules required the Trust to defer approximately $1,100,000 in sales proceeds. The net book gain was reduced by this amount. This amount represents the Make Whole Premium that would be presently be required if the Lender accelerated the obligation. The difference obtained by subtracting the current amount of the loan from the present value, calculated in accordance with the Trust’s policies, is the current value of the Make Whole Premium. The period-to-period change in the value of the Make Whole Premium is recorded in discontinued operations for the period in which the change occurs. Increases in the calculated amount of the Make Whole Premium are represented as decreases in income from discontinued operations and decreases in the calculated amount of the Make Whole Premium are represented as increases in income from discontinued operations. If the Lender does not accelerate this obligation and it is paid pursuant its regular schedule, the amount deferred will be amortized to income over the remaining term of the obligation in accordance with the Trust’s policies. The decrease of the Make Whole Premium since December 31, 2005 through March 31, 2006 was $115,000 and is presented in the income statement as a credit to income from discontinued operations.

Interest income and interest expense of $132,000 and $130,000 is reflected in the financial statements for the periods ending March 31, 2006, and 2005, respectfully, representing the aggregate interest and default interest on the loan paid by FOR 1031 to ACI Financing.

On June 14, 2005, the Trust entered into a real estate purchase agreement to purchase Westgate Park Apartments II in Temple, Texas, pursuant to which the Trust made an earnest money deposit of $100,000. The Trust is in a dispute with the seller over the failure to disclose the 2005 property tax assessment against the property and has filed a lawsuit against the seller. The Trust has requested a reduction in the original $4.75 million purchase price which was comprised of (i) the $100,000 Deposit, (ii) the Trust's assumption of a mortgage loan of Lehman Brothers Bank, FSB (the "Lender") in the amount of $3,800,000 (the "Existing Mortgage") and (iii) the balance of approximately $940,000 payable in cash on the closing date (See Item 5. Other Information). The seller has requested the escrow agent to release the deposit to seller. The Trust has filed a lawsuit against the seller and is currently in negotiations with the seller. The Trust has also requested that the deposit be placed with the court for resolution. Management believes the return of the $100,000 deposit is probable.

(6) Involuntary Conversions

On August 29, 2005, two of the Trust’s nine properties sustained extensive damages caused by Hurricane Katrina. The properties were Arbor Gate Apartments located in Picayune, Mississippi and Waverly Apartments located in Bay Saint Louis, Mississippi.

With regard to the Arbor Gate Apartments an estimate of damages was received from a reconstructive consulting firm. The estimated insured damages to individual apartment units and collateral damage to property grounds, siding, and roofing are $1,912,000 at March 31, 2006. Currently, all 120 apartment units at Arbor Gate are inhabitable. Arbor Gate’s occupancy percentage as of March 31, 2006 was approximately 80%.

The rehabilitation of Arbor Gate due to the damages is 90% complete at March 31, 2006. Approximately $1,722,000 of the above mentioned reconstruction costs were completed at March 31, 2006. These costs to replace roof, general demolition, drywall, soffit, fascia and gutter repair, siding and carpentry were accrued at March 31, 2006 and included in construction in progress. To date $863,000 has been distributed from escrow to pay the necessary reconstructive costs.

Arbor Gate has total windstorm/hail insurance coverage in the amount of $6,518,000 (less applicable deductibles) which includes an $800,000 policy for losses due to business interruption. Prior to March 31, 2006, the Trust had credited its insurance escrow of $1,000,000 from its primary insurance carrier due to the windstorm/hail damage. These amounts were directly deposited into the escrow account as set aside by the property’s lender, NorthMarq

Capital, Inc. As of March 31, 2006, there have been no insurance payments made in relation to the losses sustained for business interruption. As a result of discussions with the property’s insurance companies and legal counsel, management believes it is probable that insurance proceeds will exceed the amount of the damages incurred and applicable insurance deductibles The estimated net book value of the assets destroyed approximates $1,109,000 at March 31, 2006 and an insurance receivable for this amount has been recorded. Any additional insurance recoveries including amounts for business interruption and loss of rental income would be recorded in the period they are realized.

With regard to Waverly, the Trust in 2005 received communication from a consultant of the property’s lender, Freddie Mac, that the property is considered a total loss. Waverly has total wind/hail insurance coverage in the amount of $7,553,160 (less applicable deductibles) which includes a $965,000 policy for losses due to business interruption. The property also has a separate flood insurance policy in the amount of $250,000 per building with a $2,000 deductible per building. There are 17 buildings in Waverly, and prior to March 31, 2006, the Trust received a total of $4,185,000 from the flood insurance carrier and $600,000 from the primary insurance company for the damages caused by the wind/hail. Therefore, Waverly had credited its insurance escrow of a total of $4,785,000 in insurance payments due to the damages caused by Hurricane Katrina at March 31, 2006.

The net book value of the Waverly property was reported at $5,050,000. The Trust believes the actual insurance proceeds will exceed the net book value of its investment assets. Until the insurance companies have completed their review and assessment of damages and allocated the loss between flood and wind damage, management is uncertain what the actual amount of insurance proceeds will be. However, as a result of consultations with the insurance companies and legal counsel, the Trust believes it is probable that the insurance proceeds will exceed the net book value of its investment in Waverly. Recoveries in excess of the original cost basis in the property of $5,050,000 including amounts for business interruption will be recorded in the period they are realized. Through March 31, 2006 management had not made final decisions about future plans for Waverly and the property has been temporarily idle since the hurricane. However, in May 2006, management committed to a plan to sell the Waverly Apartments. The Trust expects to present this property as discontinued operations in next quarter’s 10Q.

Due to the devastation inflicted by Hurricane Katrina, on September 21, 2005, Freddie Mac granted a temporary 90-day moratorium on payments of principal and interest for Arbor Gate and Waverly. On December 14, 2005, Freddie Mac extended the original 90-day moratorium for an additional three months to March 31, 2006. The following chart displays the present loan terms with the monthly principal and interest amounts that Freddie Mac has agreed to delay for a three month period ending March 31, 2006. The chart also identifies the monthly taxes and insurance payments Arbor Gate is currently obligated to make to Freddie Mac. On February 17, 2006, Waverly paid off its multifamily note to NorthMarq Capital, Inc. (the “Lender”). The payoff amount was $4,306,811 and the Trust used the insurance proceeds received as a result of the damages to The Waverly Apartments caused by Hurricane Katrina to pay off the loan.

Monthly Loan Terms
Arbor Gate

Principal and interest	$17,600

Taxes and insurance	$7,000

(5) Subsequent Event

On April 3, 2006 (the "Effective Date"), Maxus Realty Trust, Inc., a Missouri corporation (the "Registrant"), entered into a Purchase and Sale Agreement and Joint Escrow Instructions (the “Purchase Agreement”) with FDC Lewisville Seniors, Ltd., a Texas limited partnership (“Seller”) pursuant to which the Registrant agreed to purchase a 180 multi-family unit apartment complex that is located at 901 N. Garden Ridge, Lewisville, Texas, known as Franklin Park Apartments (the “Property”), subject to the terms and conditions provided in the Purchase Agreement, for a purchase price of $15.35 million (the “Purchase Price”), subject to standard prorations. Seller is an unrelated third party.

The Registrant has paid $50,000 of the Purchase Price to an escrow agent as a deposit (the "Initial Deposit"), and will pay an additional deposit of $50,000 (together with the Initial Deposit, the "Deposit") after the expiration of the due diligence period, which period ends 30 days after the Effective Date.

The Purchase Price is comprised of (i) the $100,000 Deposit, (ii) the Registrant's assumption of the first mortgage loan of Housing and Urban Development, (HUD), (the "Lender") in the approximate amount of $10.7 million (the "Existing Mortgage") and (iii) the balance of approximately $4.55 million payable in cash on the closing date. The acquisition of the Property is subject to the Registrant’s due diligence review and inspection, which will end 30 days after the Effective Date. The acquisition of the Property is not contingent upon the ability of the Registrant to obtain financing for the acquisition, except that the closing is subject to the condition that the Registrant assume the Existing Mortgage, which assumption is subject to the Lender's approval. If the Lender denies the Registrant's assumption of the Existing Mortgage, or fails to approve the Registrant's assumption of the Existing Mortgage within two months after the Effective Date, the Purchase Agreement will terminate and the Registrant will be entitled to receive the $100,000 Deposit. Management anticipates funding the acquisition of the Property from cash on hand and the assumption of the Existing Mortgage secured by the Property.

The closing was scheduled to occur on May 3, 2006, 21 days after the Lender’s approval of the Registrant’s assumption of the existing mortgage. However, on May 3, 2006, the Registrant sent a letter to the seller and officially terminated the Purchase Agreement.

The Registrant anticipates assigning its rights under the Purchase Agreement to a wholly-owned subsidiary of its operating limited partnership Maxus Operating Limited Partnership prior to the closing.

 There can be no assurance that this transaction will ultimately be consummated.

In May 2006 the Trust decided to sell both the Waverly and Arbor Gate properties. Management believes the properties can be sold within the next year and are currently available for sale. Based upon these decisions the Trust will begin reporting both properties as discontinued operations in the second quarter of 2006. These assets are currently being marketed and are listed for sale.

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

DESCRIPTION OF BUSINESS

OVERVIEW

The Trust currently operates nine apartment communities. Cash is primarily generated by renting apartment units to tenants, or securing loans with the Trust’s assets. Cash is used primarily to pay operating expenses (repairs and maintenance, payroll, utilities, taxes, and insurance), make capital expenditures for property improvements, repay principal and interest on outstanding loans or to pay cash distributions to shareholders. The key performance indicators for revenues are occupancy rates and rental rates. Revenues are also impacted by concessions (discounts) offered as rental incentives. The key performance indicator for operating expenses is total operating expense per apartment unit. A significant change in the turnover rate of rental units can also cause a significant change in operating expenses. Management also evaluates total taxes, utilities and insurance rates for each property.

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

The Trust primarily invests in income-producing real properties (apartments). As of March 31, 2006 the Trust’s portfolio is comprised of:

PROPERTY	# UNITS	TYPE	LOCATION	PURCHASE DATE

Arbor Gate Apartments (“Arbor Gate”)	120	Apartments	Picayune, MS	September, 2004

Barrington Hills Apartments (“Barrington Hills”)	232	Apartments	Little Rock, AR	November, 2001

Bicycle Club Apartments (“Bicycle Club”)	312	Apartments	North Kansas City, MO	July, 2005

Chalet Apartments - I and II (“Chalet”)	234	Apartments	Topeka, KS	September, 2001

Forest Park Apartments (“Forest Park”) (f.k.a. North Winn)	110	Apartments	Kansas City, MO	August, 2000

King’s Court Apartments (1) (“King’s Court”)	82	Apartments	Olathe, KS	August, 2001

Terrace Apartments (1) (“Terrace”)	84	Apartments	Olathe, KS	April, 2004

The Landings Apartments (the “Landings”)	154	Apartments	Little Rock, AR	September, 2001

Waverly Apartments (“Waverly”)	128	Apartments	Bay Saint Louis, MS	September, 2004

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. The Trust anticipates that the UPREIT structure will enable it to make additional acquisitions of properties from tax-motivated sellers. As an UPREIT, the Trust believes that MOLP will be able to issue limited partnership operating units to tax-motivated sellers who contribute properties to MOLP, thereby enabling those sellers to realize certain tax benefits that would be unavailable to them if the Trust purchased those properties directly for cash or common stock. As of March 31, 2006, minority holders of MOLP own 47,339 limited partnership operating units, or approximately 3.27% of the partnership interest in MOLP.

Each of the apartment complexes are owned by single member limited liability companies that are directly owned by MOLP. Maxus Properties, Inc. provides property management services for each of the Trust’s real properties.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of March 31, 2006 was $2,939,000, an increase of $930,000 from the balance of $2,009,000 at December 31, 2005. The primary cause of this increase was the equity raised from the sale of 100,000 shares of common stock in October, 2005 and the deferral of the last two consecutive quarterly dividend payments. Escrows and reserves held by various lenders were $1,293,000 and $6,779,000 at March 31, 2006 and December 31, 2005, respectively. The majority of the decrease, $5,486,000, was due to the pay off of Waverly’s debt.

Net cash provided by operating activities increased $263,000 to $497,000 for the period ended March 31, 2006. The majority of the increase was due to net income in the first quarter of 2006 versus a net loss for the comparable period in 2005, higher depreciation expense in 2006 and net changes in working capital balances.

Net cash provided from investing activities of continuing operations was $523,000 comprised of insurance recoveries related to the hurricane offset partially by capital expenditures. The largest capital expenditures were $64,000 for the combined capital replacements at the Trust’s properties. The Trust expended an additional $21,000 for purchases of equity securities of other real estate investment trusts during the first quarter of 2005.

Net cash used in financing activities of continuing operations was $90,000 due to the payments on the mortgage notes. There were no distributions in the first quarter.

Management believes that the current cash position and the properties’ ability to generate operating and financing cash flows should enable the Trust to fund anticipated operating and capital expenditures for the remainder of 2006. Specifically, even with the damages caused by Hurricane Katrina, management believes the Trust will have the ability to fund these costs given its current cash position. However, no assurance can be given as to the actual timing of the receipt of the anticipated insurance proceeds with respect to the damages caused by Hurricane Katrina.

Freddie Mac, the lender for Arbor Gate agreed to provide an additional 90-day moratorium on payments of principal, interest and replacement reserves for payments due on January 1, February 1, and March 1, 2006. All principal and interest that would otherwise have been collected during this time will be payable at maturity or any earlier payoff of the loan without accrual of any additional interest. As a condition to the 90-day moratorium, the Trust must provide periodic updates regarding the physical condition and economic occupancy of the property, to make any and all valid insurance claims, not settle or withdraw any such claims without Freddie Mac’s consent, and continue to pay regular escrow payments for insurance and taxes.

Projected capital expenditures of approximately $483,000 are currently planned for the remainder of 2006, primarily for re-roofing, parking/driveway repair, landscaping, concrete repairs, and HVAC projects, with the majority of the expenditures expected to be reimbursed from reserves held by lenders. Capital replacements of approximately $383,000 are currently expected to be reimbursed from reserves held by lenders. Including the items mentioned, management does anticipate material capital expenditures due to the damages caused by Hurricane Katrina. The Trust will also continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

On March 8, 2006 at its quarterly board meeting, the Board of Trustees of Maxus Realty Trust, Inc. (the "Registrant") decided to continue to suspend the payment of its quarterly cash dividend until the Hurricane Katrina insurance claims are resolved and the Registrant can better project the recurring cash flows from the Registrant's properties.

The Board of Trustees will re-evaluate the cash dividend next quarter, including an evaluation of whether the Trust will be required to pay a cash dividend to satisfy the requirement that the Trust pay dividends to its shareholders of at least 90% of its taxable income to continue to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Contractual Obligations and Commercial Commitments

	Balance at	Interest	Fixed	Due
	March 31, 2006	Rate	or (variable)	Date
ACI	4,079,000	12.63%		August 1, 2010

Forest Park	2,384,000	5.29%		September 1, 2015

Kings Court/Terrace	2,284,000	5.91%	(variable)	May 1, 2009

Terrace	1,589,000	6.87%		February 1, 2009

Chalet I	3,847,000	6.59%		October 1, 2008

Chalet II	1,450,000	6.54%		October 1, 2008

The Landings	3,589,000	7.66%		September 1, 2007

Barrington Hills	5,508,000	6.04%		July 1, 2029

Arbor Gate	3,034,000	6.25%	(variable)	September 1, 2011

Bicycle Club	8,350,000	6.91%		March 1, 2008

Total	$36,114,000

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

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the three months ended March 31, 2006 are detailed below.

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

	Three Months Ended
	Mar. 31 2006	Mar. 31 2005
Net income (loss)	35,000	(33,000)

Property related depreciation and amortization (1)	615,000	503,000
Funds from operations	$650,000	470,000

Occupancy

The occupancy levels at March 31st were as follows:

	OCCUPANCY LEVELS AT MARCH 31,
	2006	2005
Arbor Gate	81%	94%
Barrington Hills	91%	90%
Bicycle Club	94%	n/a
Chalet	96%	94%
Forest Park	94%	85%
King’s Court/Terrace	96%	93%
The Landings	99%	92%
Waverly	0%	95%

Forest Park was 94% occupied at March 31, 2006. The Northern Kansas City, Missouri market conditions continue to show concessions of one-month free rent and average occupancy in the high 80% to low 90% range. There are no new competitors in the market. King’s Court/Terrace occupancy was 96% at March 31, 2006. Overall occupancy in the Olathe, Kansas market has remained stable, with most competitors’ average occupancy in the high 80% to low 90% range. Concessions continue to be common throughout the market with rent concessions and reduced deposits commonly offered. Chalet, which is located in Topeka, ended the quarter at 96% occupied. Concessions were minimal in the first quarter. Occupancy rates in the Topeka, Kansas market is averaging in the mid 80% range. Competitors in the market continue to offer concessions. The Landings and Barrington Hills are both located in Little Rock, Arkansas, where the market occupancy rates are currently in the low to mid 90% range. The Landings and Barrington Hills had occupancy of 99% and 91%, respectively on March 31, 2006. Concessions in the Little Rock area continue to be minimal. Arbor Gate ended the quarter at 81%. At May 11, 2006 following repairs and renovation work, Arbor Gate is 93% occupied. Arbor Gate is located in Picayune, Mississippi. Because of the damages incurred by Hurricane Katrina, Waverly is uninhabitable. Waverly is located in Bay Saint Louis, Mississippi. Due to the effects of Hurricane Katrina, competitive conditions in the Mississippi markets are difficult to ascertain at this time.

Comparison of Consolidated Results From Continuing Operations

For the three month periods ended March 31, 2006 and 2005, the Trust’s consolidated revenues from continuing operations were $2,155,000 and $1,775,000, respectively. Revenues increased $380,000 (21%) for the three month period ended March 31, 2006 as compared to the same period ended March 31, 2005. The increase is due primarily to the 2005 acquisition of Bicycle Club. Bicycle Club provided an additional $522,000 of revenues for the three-month period ended March 31, 2006, offset by the loss of income from Waverly of $212,000.

For the three month periods ended March 31, 2006 and 2005, the Trust’s consolidated operating expenses from continuing operations were $1,725,000 and $1,595,000, respectively. Expenses increased $130,000 (8%) for the three month period ended March 31, 2006, as compared to the same period ended March 31, 2005. This increase is due primarily to the property acquired in 2005. The acquisition of Bicycle Club increased operating expenses by $456,000 for the three-month period ended March 31, 2006. Interest expense increased $133,000 for the three month period ended March 31, 2006, primarily due to the acquisition of Bicycle Club. There is an increase of $112,000 in depreciation expense. This increase pertains to the additional investment assets associated with the acquisition of Bicycle Club.

The net loss from continuing operations before minority interest for the three month period ended March 31, 2006 was ($79,000) or ($.05) per share. The net loss from continuing operations before minority interest for the three-month period ended March 31, 2005 was ($209,000) or (.16) per share.

MARKET RISK

The debt on the ACI building is at a fixed rated of 8.63% and matures in 2010 (the lender is currently charging, and DBSI is paying, a default interest rate of 12.63% as described in Note 6); the debt on the Landings is at a fixed rate of 7.66% and matures in 2007; the debt on Chalet is at fixed rates of 6.59% and 6.535% and matures in 2008; and the debt on Barrington Hills is at a fixed rate of 6.035%, is repriced in 2009 and matures in 2029. The debt on Terrace is at a fixed rate of 6.87% and matures in 2009. The debt on Bicycle Club is at a fixed rate of 6.91% and matures in 2008 and the debt on Forest Park is at a fixed rate of 5.29% and matures in 2015. The debt on King’s Court/Terrace and Arbor Gate are at variable rates and mature in 2009 and 2011, respectively. The current interest rate on Forest Park is currently fixed with a recent refinancing and is 5.29%, King’s Court/Terrace is 5.91%; Arbor Gate is currently 6.25% and is capped at 6.25%. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $53,000.

INFLATION

The effects of inflation did not have a material impact upon the Trust's operations during the current period.

ITEM 3:    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Trust's Chief Executive Officer and Chief Financial Officer, after evaluating the design and effectiveness of the Trust’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Trust’s disclosure controls and procedures were effective.

(b)	Changes in internal controls

There has been no change in the Trust’s internal control over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS:

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

On November 4, 2005, the Trust filed a lawsuit in the Circuit Court of Clay County, Missouri, Case No. CV105-010030 against Seller and its general partner GAF Park Lane, Inc. (the "Defendants") for breach of contract and fraud. The Trust requested that the court (i) order the Defendants to specifically perform the Purchase Agreement by conveying the Property to the Trust and (ii) award the Trust its damages, primarily $570,000 in actual damages, as well as punitive damages, attorneys' fees and expenses. Seller filed a motion to dismiss based on a lack of personal jurisdiction, which was briefed and argued on April 26, 2006. The court has taken it under advisement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

See Notes 5 and 6 of the Notes to Unaudited Consolidated Financial Statements with respect to the sale of the ACI Building

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

The Trust recently announced in the first quarter of 2006 that it plans to continue to suspend the quarterly dividend until the Hurricane Katrina insurance claims are resolved and the Trust can better project the recurring cash flows from the Trust’s properties.

Contract To Purchase Apartments In Lewisville, Texas

On April 3, 2006 (the "Effective Date"), Maxus Realty Trust, Inc., a Missouri corporation (the "Registrant"), entered into a Purchase and Sale Agreement and Joint Escrow Instructions (the “Purchase Agreement”) with FDC Lewisville Seniors, Ltd., a Texas limited partnership (“Seller”)

pursuant to which the Registrant agreed to purchase a 180 multi-family unit apartment complex that is located at 901 N. Garden Ridge, Lewisville, Texas, known as Franklin Park Apartments (the “Property”), subject to the terms and conditions provided in the Purchase Agreement, for a purchase price of $15.35 million (the “Purchase Price”), subject to standard prorations. Seller is an unrelated third party.

The Registrant has paid $50,000 of the Purchase Price to an escrow agent as a deposit (the "Initial Deposit"), and will pay an additional deposit of $50,000 (together with the Initial Deposit, the "Deposit") after the expiration of the due diligence period, which period ends 30 days after the Effective Date.

The Purchase Price is comprised of (i) the $100,000 Deposit, (ii) the Registrant's assumption of the first mortgage loan of Housing and Urban Development, (HUD), (the "Lender") in the approximate amount of $10.7 million (the "Existing Mortgage") and (iii) the balance of approximately $4.55 million payable in cash on the closing date. The acquisition of the Property is subject to the Registrant’s due diligence review and inspection, which will end 30 days after the Effective Date. The acquisition of the Property is not contingent upon the ability of the Registrant to obtain financing for the acquisition, except that the closing is subject to the condition that the Registrant assume the Existing Mortgage, which assumption is subject to the Lender's approval. If the Lender denies the Registrant's assumption of the Existing Mortgage, or fails to approve the Registrant's assumption of the Existing Mortgage within two months after the Effective Date, the Purchase Agreement will terminate and the Registrant will be entitled to receive the $100,000 Deposit. Management anticipates funding the acquisition of the Property from cash on hand and the assumption of the Existing Mortgage secured by the Property.

The closing was scheduled to occur on May 3, 2006, 21 days after the Lender’s approval of the Registrant’s assumption of the existing mortgage. However, on May 3, 2006, the Registrant sent a letter to the seller and officially terminated the purchase agreement. The Registrant’s legal counsel is currently working on revising the new contract with the updated stipulations.

The Registrant anticipates assigning its rights under the Purchase Agreement to a wholly-owned subsidiary of its operating limited partnership Maxus Operating Limited Partnership prior to the closing.

 There can be no assurance that this transaction will ultimately be consummated.

In May 2006 the Trust decided to sell both the Waverly and Arbor Gate properties. Management believes the properties can be sold within the next year and are currently available for sale. Based upon these decisions the Trust will begin reporting both properties as discontinued operations in the second quarter of 2006. These assets are currently being marketed and are listed for sale.

ITEM 6.	EXHIBITS

See Exhibits Index on Page 20.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAXUS REALTY TRUST, INC.

Date:	May 12, 2006	By:	/s/ David L. Johnson
David L. Johnson
Chairman of the Board,
President and Chief Executive Officer
Trustee

Date:	May 12, 2006	By:	/s/ John W. Alvey
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