Form 10-Q
period 2006-06-30
MAXUS REALTY TRUST INC.
filed 2006-08-14
CIK 748580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended: June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of the Trust’s sole class of common equity, $1.00 par value common stock, as of June 30, 2006: 1,401,000.

Transitional Small Business Disclosure Format (check one):    Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAXUS REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
Assets	(Unaudited)
Investment property:
Land	$1,420,000	1,420,000
Buildings and improvements	38,255,000	38,200,000
Personal property	3,090,000	2,961,000
	42,765,000	42,581,000

Less accumulated depreciation	(6,463,000)	(5,527,000)

Total investment property, net	36,302,000	37,054,000

Cash	2,939,000	2,009,000
Escrows and reserves	1,228,000	936,000
Note receivable	4,068,000	4,091,000
Accounts receivable	5,000	6,000
Prepaid expenses and other assets	333,000	227,000
Intangible assets, net	---	98,000
Deferred expenses, less accumulated amortization	281,000	306,000
Total assets of continuing operations	$45,156,000	44,727,000
Assets of discontinued operations - property held for sale	6,128,000	9,931,000
Total assets	$51,284,000	54,658,000

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage notes payable	$29,131,000	29,373,000
Note payable	4,068,000	4,091,000
Accounts payable, prepaid rent and accrued expenses	912,000	894,000
Real estate taxes payable	425,000	256,000
Refundable tenant deposits	209,000	200,000
Other accrued liabilities	526,000	741,000
Total liabilities of continuing operations	$35,271,000	35,555,000
Liabilities of discontinued operations - property held for sale	5,132,000	8,163,000
Total liabilities	$40,403,000	43,718,000

Minority interest	$627,000	629,000
Shareholders’ equity:
Common stock, $1 par value; Authorized 5,000,000 shares,
issued and outstanding 1,401,000 and 1,401,000 shares
in 2006 and 2005, respectively	1,401,000	1,401,000
Preferred Stock, $0.01 par value; Authorized 5,000,000 shares,
no shares issued and outstanding	---	---
Additional paid-in capital	19,130,000	19,130,000
Distributions in excess of accumulated earnings	(10,277,000)	(10,220,000)
Total shareholders’ equity	10,254,000	10,311,000
	$51,284,000	54,658,000

See accompanying notes to unaudited consolidated financial statements.

MAXUS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Income	2006	2005	2006	2005
Revenues:
Rental	$1,768,000	1,223,000	3,569,000	2,437,000
Other	214,000	164,000	414,000	334,000
Total revenues	1,982,000	1,387,000	3,983,000	2,771,000
Expenses:
Depreciation and amortization	521,000	346,000	1,066,000	695,000
Repairs and maintenance	296,000	204,000	483,000	377,000
Turn costs and leasing	113,000	99,000	208,000	168,000
Utilities	122,000	90,000	261,000	191,000
Real estate taxes	135,000	98,000	278,000	195,000
Insurance	78,000	59,000	153,000	119,000
Property management fees - related parties	97,000	70,000	196,000	137,000
Other operating expenses	310,000	194,000	531,000	375,000
General and administrative	114,000	121,000	180,000	231,000
Total operating expenses	1,786,000	1,281,000	3,356,000	2,488,000

Net operating income	196,000	106,000	627,000	283,000
Interest income	(160,000)	(163,000)	(297,000)	(308,000)
Interest expense	581,000	457,000	1,159,000	909,000
Loss before minority interest and
discontinued operations	(225,000)	(188,000)	(235,000)	(318,000)
Less minority interest in continuing operations	7,000	2,000	8,000	3,000
Loss from continuing operations	(218,000)	(186,000)	(227,000)	(315,000)
Income (loss) from discontinued operations
before minority interest	130,000	(93,000)	176,000	4,000
Less minority interest in discontinued operations	(4,000)	1,000	(6,000)	---
Income from discontinued operations	126,000	(92,000)	170,000	4,000

Net loss	$(92,000)	(278,000)	(57,000)	(311,000)

Per share data (basic and diluted):
Loss from continuing operations	$(0.16)	(0.14)	(0.16)	(0.24)
Income (loss) from discontinued operations	(0.09)	(0.07)	0.12	---
Net income (loss) per share	$(0.07)	(0.21)	(0.04)	(0.24)

Distributions paid in current year	$ ---	0.25	---	0.50

Weighted average shares outstanding	1,401,000	1,297,000	1,401,000	1,296,000

See accompanying notes to unaudited consolidated financial statements.

MAXUS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,	June 30,
Cash flows from operating activities:	2006	2005
Net income (loss)	$(57,000)	(311,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(176,000)	(4,000)
Minority interest	(2,000)	(3,000)
Depreciation and amortization	1,066,000	696,000
Amortization of loan premium	(63,000)	---
Changes in accounts affecting operations:
Accounts receivable	1,000	(53,000)
Prepaid expenses and other assets	(106,000)	(101,000)
Escrows and reserves	(292,000)	(104,000)
Accounts payable and other liabilities	195,000	120,000
Net cash provided by operating activities of continuing operations	566,000	240,000
Net cash provided by discontinued operations	740,000	181,000
Net cash provided by operating activities	1,306,000	421,000

Cash flows from investing activities:
Purchase of available for sale securities	---	(21,000)
Capital expenditures	(184,000)	(148,000)
Net cash used in investing activities of continuing operations	(184,000)	(169,000)
Net cash used by investing activities of discontinued operations	(6,000)	(21,000)
Net cash (used in) provided by investing activities	(190,000)	(190,000)

Cash flows from financing activities:
Principal payments on mortgage notes payable	(179,000)	(195,000)
Proceeds from mortgage notes	---	21,000
Loan fees	(7,000)	---
Issuance of common stock	---	59,000
Distributions paid to shareholders	---	(653,000)
Net cash provided by (used in) financing activities of continuing operations	(186,000)	(768,000)
Net cash used in activities of discontinued operations	---	(55,000)
Net cash provided by (used in) financing activities	(186,000)	(823,000)
Net increase (decrease) in cash	930,000	(592,000)
Cash, beginning of period	2,009,000	3,860,000
Cash, end of period	$2,939,000	3,268,000

Supplemental disclosure of cash flow information:
Cash paid during the six month period for interest	$1,278,000	1,083,000

Supplemental disclosure of non-cash investing and financing activities:
Arbor Gate renovations financed with accounts payable	$1,302,000	---
Arbor Gate renovations paid from insurance escrow account	$863,000	---
Arbor Gate insurance proceeds received in escrow	$900,000	---
Waverly insurance proceeds received in escrow	$186,000	---
Waverly mortgage paid from insurance escrow account	$4,187,000	---

See accompanying notes to unaudited consolidated financial statements.

MAXUS REALTY TRUST, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
(UNAUDITED)

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (the “Trust” or “Registrant”) for the year ended December 31, 2005, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies, which have been continued without change. Also, refer to the notes to those statements for additional details of the Trust’s financial condition. The details in those notes have not changed as a result of normal transactions in the interim. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and for all periods presented have been made. The results for the six-month period ended June 30, 2006 are not necessarily indicative of the results which may be expected for the entire year.

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. At June 30, 2006, the Trust owned approximately 96.73% of the limited partnership interests in MOLP and minority holders of MOLP owned 47,339 limited partnership operating units, or approximately 3.27% of MOLP. The 47,339 limited partnership operating units were issued in connection with the acquisition of the Terrace Apartments in April 2004, and the acquisition of the Bicycle Club Apartments in July 2005.

(3) Segment Reporting

The Trust aggregates the financial information of all its properties into one reportable segment because the properties all have similar economic characteristics and provide similar services to similar types and classes of customers.

(4) Related Party Transactions

The Trust paid Maxus Properties, Inc. property management fees of $196,000 and $137,000 for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006 and December 31, 2005, $78,000 and $136,000 respectively, was payable to Maxus Properties, Inc. for accrued payroll, and direct expense reimbursement and accrued management fees. The Trust expensed $534,000 and $459,000 for payroll costs for Maxus Properties, Inc.’s employees in the six months ended June 30, 2006 and 2005, respectively.

(5) Contingencies

On August 25, 2004, ACI Financing, L.L.C., a subsidiary of the Trust (“ACI Financing”), sold the ACI Building, an office building located in Omaha, Nebraska (the “ACI Building”), to an unrelated third party, FOR 1031 Omaha

LLC, an Idaho limited liability company (“FOR 1031”).

As a result of the sale in 2004, the Trust recorded a gain of approximately $2,116,000 after deducting the costs of the sale and the net book value of the assets sold. Accounting rules required the Trust to defer approximately $1,100,000 in sales proceeds. The net book gain was reduced by this amount. This amount represents the Make Whole Premium that would be presently be required if the Lender accelerated the obligation. The difference obtained by subtracting the current amount of the loan from the present value, calculated in accordance with the Trust’s policies, is the current value of the Make Whole Premium. The period-to-period change in the value of the Make Whole Premium is recorded in discontinued operations for the period in which the change occurs. Increases in the calculated amount of the Make Whole Premium are represented as decreases in income from discontinued operations and decreases in the calculated amount of the Make Whole Premium are represented as increases in income from discontinued operations. If the Lender does not accelerate this obligation and it is paid pursuant its regular schedule, the amount deferred will be amortized to income over the remaining term of the obligation in accordance with the Trust’s policies. The decrease of the Make Whole Premium since December 31, 2005 through June 30, 2006 was $214,000 and is presented in the income statement as a credit to income from discontinued operations.

Interest income and interest expense of $135,000 and $267,000 is reflected in the financial statements for the three and six month periods ending June 30, 2006, representing the aggregate interest and default interest on the loan paid by FOR 1031 to ACI Financing.

On June 14, 2005, the Trust entered into a real estate purchase agreement to purchase Westgate Park Apartments II in Temple, Texas, pursuant to which the Trust made an earnest money deposit of $100,000.  The Trust has filed a lawsuit against the seller in Clay County, Missouri over the failure to disclose the 2005 property tax assessment against the property.  The Trust has requested a reduction in the original $4.75 million purchase price which was comprised of (i) the $100,000 Deposit, (ii) the Trust's assumption of a mortgage loan of Lehman Brothers Bank, FSB (the "Lender") in the amount of $3,800,000 (the "Existing Mortgage") and (iii) the balance of approximately $940,000 payable in cash on the closing date (See Part II, Item 5). The seller has requested the escrow agent to release the deposit to seller, and has asserted a counterclaim against the Trust for the earnest money deposit, costs, and expenses.  The lawsuit is currently in the discovery phase, and no trial date is scheduled. At June 30, 2006 the Trust has recorded the earnest money deposit of $100,000 and included it with other escrow and reserve amounts in the balance sheet. At this date it is not possible to predict the outcome of this litigation.

(6) Discontinued Operations

The Trust has reclassified its Consolidated Balance Sheet as of December 31, 2005 and its Consolidated Statement of Cash Flows for the six months ended June 30, 2005 and has presented its Consolidated Statement of Operations for the three and six months ended June 30, 2006 and Consolidated Statement of Cash Flows for the six months ended June 30, 2006 to reflect discontinued operations of the Arbor Gate Apartments, (“Arbor Gate”) and the Waverly Apartments, (“Waverly”). The Trust follows the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. These two properties were classified as held for sale on May 8, 2006 after management, with the approval of the Board of Directors, committed to a plan to sell these properties.

The Board recognized the need to sell the properties due to the devastating effects of Hurricane Katrina both to the properties and to the regional economy. As a result of Hurricane Katrina, the Waverly Apartments were completely destroyed and remain uninhabitable. Management and the Board agreed that due to the delay of “new” construction, the inability to receive raw materials for rebuilding, the suffering job market and the increased costs of insurance, it would be prudent to pull out of this geographical location and reinvest its proceeds from the sale of these two assets in another market.

On May 22, 2006 an unrelated third party, was under contract to purchase the Arbor Gate Apartment project. The transaction is anticipated to close in the third quarter of 2006. As a result of the expected sale, we anticipate recording a realized gain. (See Note 8.)

The Waverly property is actively being marketed for sale in its present condition for its land value and it is expected to sell at an amount greater than its net book value. The sale of this asset is expected to be completed within one year.

Condensed financial information for Arbor Gate and Waverly are as follows:

DISCONTINUED OPERATIONS
(ARBOR GATE AND WAVERLY)
BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Investment property
Land	$248,000	248,000
Buildings and improvements	4,363,000	2,573,000
Personal property	293,000	164,000
Construction in progress	---	611,000
	4,904,000	3,596,000

Less accumulated depreciation	(255,000)	(214,000)
Total investment property, net	4,649,000	3,382,000

Escrows and reserves	1,090,000	5,844,000
Insurance claims receivable	265,000	560,000
Prepaid expenses and other assets	94,000	75,000
Deferred expenses, less accumulated amortization	30,000	70,000

Assets of discontinued operations - property held for sale	$6,128,000	9,931,000

Liabilities:
Mortgage notes payable	$3,034,000	7,220,000
Account payable, prepaid rent and accrued expenses	1,222,000	762,000
Deferred Gain	791,000	---
Real estate taxes payable	69,000	172,000
Refundable tenant deposits	16,000	9,000

Liabilities of discontinued operations - property held for sale	$5,132,000	8,163,000

DISCONTINUED OPERATIONS
(ARBOR GATE AND WAVERLY)
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenue:
Rental	194,000	365,000	343,000	713,000
Other	10,000	53,000	15,000	97,000
Total revenues	204,000	418,000	358,000	810,000

Expenses:
Depreciation and amortization	11,000	129,000	81,000	283,000
Repairs and maintenance	14,000	46,000	30,000	95,000
Turn costs and leasing	3,000	17,000	4,000	46,000
Utilities	10,000	36,000	20,000	68,000
Real estate taxes	35,000	35,000	37,000	62,000
Insurance	23,000	24,000	47,000	54,000
Property management fees - related parties	10,000	21,000	18,000	41,000
Other operating expenses	24,000	47,000	48,000	95,000

Total operating expenses	130,000	355,000	285,000	744,000

Net operating income (loss)	74,000	63,000	73,000	66,000

Interest income	(5,000)	---	(26,000)	---
Interest expenses	48,000	92,000	137,000	174,000
Income (loss) from discontinued operations -ACI	99,000	(64,000)	214,000	112,000
Income (loss) from discontinued operations	$130,000	(93,000)	176,000	4,000

(7) Involuntary Conversions

On August 29, 2005, two of the Trust’s eight properties sustained extensive damage caused by Hurricane Katrina. The properties were Arbor Gate located in Picayune, Mississippi and Waverly located in Bay Saint Louis, Mississippi.

The rehabilitation of Arbor Gate due to the damages is 100% complete at June 30, 2006. Approximately $191,300 of additional costs were incurred for the rehabilitation of Arbor Gate during the three months ended June 30, 2006 resulting in total costs incurred to date of $1,912,000. These costs to replace roof, general demolition, drywall, soffit, fascia and gutter repair, siding and carpentry were accrued or paid at June 30, 2006. As of July 12, 2006 $1,389,000 has been distributed from escrow to pay the necessary reconstructive costs.

Through June 30, 2006, the Trust has received $1,900,000 from its primary insurance carrier due to the damage. The estimated net book value of the assets destroyed approximates $1,109,000 at June 30, 2006. A deferred gain of $791,000 has been recorded by the Trust for the difference between insurance proceeds received and the net book value of destroyed assets. The gain is deferred at this time because of potential allocation issues involving insurance proceeds between Arbor Gate and Waverly. The insurance company has yet to complete their claim of the costs incurred at Arbor Gate and Waverly. Once the insurance claim is approved the Trust will then be able to appropriately record any potential gain. With regard to Waverly, the Trust in 2005 received communication from a consultant of the property’s lender, Freddie Mac, that the property is considered a total loss. The property has insurance limits in adequate amounts. Prior to June 30, 2006, the Trust received a partial recovery of $4,785,000 from its carriers. The Trust paid the mortgage on this property of $4,306,811 on February 17, 2006.

The net book value of the Waverly property was reported at $5,050,000. Because the insurance claims are being adjusted at the present time, management is uncertain what the actual amount of insurance proceeds will be. However, as a result of consultations with the insurance companies and legal counsel, the Trust believes it is probable that the insurance proceeds will exceed the net book value of its investment in Waverly. Recoveries in excess of the original cost basis in the property of $5,050,000 including amounts for business interruption will be recorded in the period they are realized. In May 2006, management committed to a plan to sell Waverly in its present condition. (Note 6.)

(8) Subsequent Events

On July 6, 2006, the Trust's wholly-owned subsidiary Northtown Business Center, L.L.C. deposited $125,000 with an escrow agent appointed under a Purchase and Sale Agreement dated June 28, 2006 (the “Purchase Agreement”) with Cherokee North Kansas City, LLC (the “Seller”). Pursuant to the Purchase Agreement, the Trust will purchase approximately 12.44 acres of land and an industrial building containing approximately 240,000 rentable square feet of industrial and related office and mezzanine space located in North Kansas City, Missouri for a purchase price of $5.25 million, adjusted for standard prorations. The Seller is an unrelated third party.

The purchase of Northtown Business Center, (the “Property”) is subject to the Trust's due diligence review and inspection, which must be satisfactory in the Trust's sole discretion determined during a 30 day due diligence period that commenced on June 30, 2006. The closing is scheduled to occur 60 days after June 30, 2006. The closing is also subject to other standard closing conditions, including conveyance of the Property with a title insurance policy insuring title, free and clear of all liens and encumbrances except permitted encumbrances.

One of the current tenants of the Property is Delphi Automotive Systems LLC, which is a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code and has the right to reject its lease of the Property in connection with the bankruptcy proceedings at any time prior to June 7, 2007. Delphi Automotive leases 55% of the total rentable square footage of the Northtown Business Center.

On July 21, 2006, the Trust sold Arbor Gate Apartments to an unrelated third party. This property was sold for approximately $6.1 million. The Trust will record a net book gain of $1,406,000 as a result of the sale and this sale provided approximately $2,721,000 in net sale proceeds, after the payoff of the related debt, commissions and other miscellaneous prorations. The proceeds are with an intermediary and will be used for the acquisition of Northtown Business Center, and we expect to elect to structure the acquisition of Northtown Business Center as a like-kind exchange through an intermediary in accordance with Section 1031 of the Internal Revenue Code. Therefore, the tax gain derived from the sale of Arbor Gate will be deferred indefinitely.

The Trust executed an “Early Note Lock Application” for the refinancing of the mortgage loan on Bicycle Club and The Landings. The Bicycle Club was locked in for $11,250,000 at 6.19% for 10 years and The Landings was locked in for $6,250,000 at 6.19% for 10 years. The expected payoff for The Landings loan with Deutsche Bank is to occur on August 31, 2006 and the amount of the total loan payoff is $3,620,000. The Trust anticipates closing on these two refinancings in the third quarter.

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

Buildings and improvements are depreciated over their estimated useful lives of 27.5 to 40 years on a straight-line basis. Land improvements are depreciated over their useful lives of 15 to 20 years on a straight-line basis. Personal property is depreciated over its estimated useful life of 5 to 15 years using the straight-line method.

Capital Expenditures

For reporting purposes, the Trust capitalizes all carpet, flooring, blinds, appliance and HVAC replacements. The Trust expenses all other expenditures that total less than $10,000. Expenditures and costs related to contracts that are equal to or greater than $10,000 are evaluated individually for capitalization. Repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized.

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

DESCRIPTION OF BUSINESS

OVERVIEW

The Trust currently operates eight apartment communities. Cash is primarily generated by renting apartment units to tenants, or securing loans with the Trust’s assets. Cash is used primarily to pay operating expenses (repairs and maintenance, payroll, utilities, taxes, and insurance), make capital expenditures for property improvements, repay principal and interest on outstanding loans or to pay cash distributions to shareholders. The key performance indicators for revenues are occupancy rates and rental rates. Revenues are also impacted by concessions (discounts) offered as rental incentives. The key performance indicator for operating expenses is total operating expense per apartment unit. A significant change in the turnover rate of rental units can also cause a significant change in operating expenses. Management also evaluates total taxes, utilities and insurance rates for each property.

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

The Trust primarily invests in income-producing real properties (apartments). As of June 30, 2006 the Trust’s portfolio is comprised of:

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. The Trust anticipates that the UPREIT structure will enable it to make additional acquisitions of properties from tax-motivated sellers. As an UPREIT, the Trust believes that MOLP will be able to issue limited partnership operating units to tax-motivated sellers who contribute properties to MOLP, thereby enabling those sellers to realize certain tax benefits that would be unavailable to them if the Trust purchased those properties directly for cash or common stock. As of June 30, 2006, minority holders of MOLP own 47,339 limited partnership operating units, or approximately 3.27% of the partnership interest in MOLP.

Each of the apartment complexes are owned by single member limited liability companies that are directly owned by MOLP. Maxus Properties, Inc. provides property management services for each of the Trust’s real properties.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Consolidated Results from Continuing Operations

Cash as of June 30, 2006 was $2,939,000, an increase of $930,000 from $2,009,000 at December 31, 2005. The majority of the increase, $618,000, was due to the release of the monies in escrow after the payoff of the Waverly note. An additional increase in cash of $217,878, is attributed to an increase in cash from operations. Escrows and reserves held by various lenders were $1,228,000 and $936,000 at June 30, 2006 and December 31, 2005, respectively. The majority of the increase, $292,000, was due to the insurance proceeds received less the payment to the reconstructive firm for the rehabilitation of Arbor Gate.

Net cash provided by operating activities of continuing operations increased $326,000 to $566,000 for the period ended June 30, 2006. The majority of the increase was due to the increase in net income from the properties in continuing operations, higher depreciation expense in 2006, and net changes in working capital balances.

Net cash used in investing activities of continuing operations was $184,000 comprised of capital expenditures. The largest capital expenditure was $64,000 for the combined capital replacements at the Trust’s properties.

Net cash used in financing activities of continuing operations was $186,000 due to the payments on the mortgage notes. There were no distributions in the second quarter ending June 30, 2006.

Comparison of Consolidated Results from Discontinued Operations

Net cash provided by operating activities of discontinued operations was $740,000. The majority of the cash was due to the increase in escrows and reserves from the insurance company.

Net cash used by investing activities of discontinued operations was $6,000. The cash used by investing activities in 2006 relates primarily to Arbor Gate’s capital expenditures.

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

Projected capital expenditures of approximately $446,000 are currently planned for the remainder of 2006, primarily for re-roofing, parking/driveway repair, landscaping, concrete repairs, and HVAC projects, with the majority of the expenditures expected to be reimbursed from escrow reserves held by lenders. Capital replacements of approximately $364,000 are currently expected to be reimbursed from reserves held by lenders. Including the items mentioned, management does anticipate material capital expenditures due to the damages caused by Hurricane Katrina. The Trust will also continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

The Board of Trustees of the Registrant decided to continue to suspend the quarterly dividend payment until the

Hurricane Katrina insurance claims are resolved and the Registrant can better project the recurring cash flows from the Registrant’s operations.

The Board of Trustees will re-evaluate the cash dividend next quarter, including an evaluation of whether the Trust will be required to pay a cash dividend to satisfy the requirement that the Trust pay dividends to its shareholders of at least 90% of its taxable income to continue to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Contractual Obligations and Commercial Commitments

	Balance at	Interest	Fixed	Due
	June 30, 2006	Rate	or (variable)	Date

ACI	4,068,000	12.63%		August 1, 2010

Forest Park	2,376,000	5.29%		September 1, 2015

Kings Court/Terrace	2,277,000	5.91%	(variable)	May 1, 2009

Terrace	1,582,000	6.87%		February 1, 2009

Chalet I	3,829,000	6.59%		October 1, 2008

Chalet II	1,444,000	6.54%		October 1, 2008

The Landings	3,572,000	7.66%		September 1, 2007

Barrington Hills	5,481,000	6.04%		July 1, 2029

Arbor Gate	3,034,000	6.25%	(variable)	September 1, 2011

Bicycle Club	8,350,000	6.91%		March 1, 2008

Total	$36,013,000

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

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the six months ended June 30, 2006 are detailed below.

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

	Three Months Ended		Six Months Ended
	June 31,	June 31,	June 31,	June 31,
	2006	2005	2006	2005
Net loss	(92,000)	(278,000)	(57,000)	(311,000)

Property related depreciation and amortization (1)	532,000	475,000	1,147,000	978,000
Funds from operations	$440,000	197,000	1,090,000	667,000

(1) For the three months ended June 30, 2006, and June 30, 2005, depreciation and amortization of discontinued operations of Arbor Gate and Waverly of $11,000 and $129,000, respectively, is included in this amount. For the six months ended June 30, 2006 and June 30, 2005, depreciation and amortization of discontinued operations of $81,000 and $283,000, respectively is included in this amount.

Occupancy

The occupancy levels at June 30 were as follows:

	OCCUPANCY LEVELS AT JUNE 30,
	2006	2005
Arbor Gate	97%	99%
Barrington Hills	86%	92%
Bicycle Club	91%	n/a
Chalet	95%	98%
Forest Park	94%	88%
King’s Court/Terrace	93%	90%
The Landings	95%	96%
Waverly	0%	95%

Forest Park was 94% occupied at June 30, 2006. The Northern Kansas City rental market conditions began improving at the beginning of June 2006. This is partly due to an increase in interest rates that has led to a decrease in house buying. Competitors are giving fewer concessions in 2006 compared to 2005. Occupancy rates in general have been higher with most competitors’ rates averaging in the high 80% to low 90%. New competitors and construction have not been an issue. King’s Court/Terrace occupancy was 93% at June 30, 2006. King’s Court/Terrace is located in Olathe, Kansas. Overall occupancy in the Olathe, Kansas market has remained stable, with most competitors’ average occupancy in the high 80% to low 90% range. There is some evidence that concessions are declining in this market. New construction is less than it was in 2005. Also, fewer people are purchasing homes in this market due to the increase in interest rates. Chalet, which is located in Topeka, Kansas, ended the quarter at 95% occupancy. The average occupancy for competitors in this market is about 93%. Chalet offers few concessions due to consistently high occupancy rates. There is no new competition in the Topeka area. Competitors in the area continue to offer concessions. The Landings and Barrington Hills are both located in Little Rock, Arkansas. The average occupancy rate for Little Rock is 93% to 95%. The Landings and Barrington Hills had occupancy rates of 95% and 86%, respectively on June 30, 2006. Barrington’s decrease in occupancy is due in part to manager turnover. The property is currently giving a moderate rent concession to all prospective tenants. Concessions in the Little Rock area continue to be minimal. Arbor Gate ended the quarter at 97% occupancy. Arbor Gate is located in Picayune, Mississippi. Since Hurricane Katrina in August 2005, the rental market for housing in Picayune has improved drastically. Average occupancy rates have increased by 20% since September 2005. Because of the damages incurred by Hurricane Katrina, Waverly is uninhabitable. Waverly is located in Bay Saint Louis, Mississippi. Due to the effects of Hurricane Katrina, competitive conditions in this area of Mississippi are difficult to ascertain at this time.

Comparison of Consolidated Results From Continuing Operations

For the three and six month periods ended June 30, 2006, the Trust’s consolidated revenues from continuing operations were $1,982,000 and $3,983,000, respectively. Revenues increased $595,000 (43%) and $1,212,000 (44%) for the three and six month periods ended June 30, 2006 as compared to the same period ended June 30, 2005. The increase is due primarily to the 2005 acquisition of Bicycle Club. Bicycle Club provided an additional $526,000 and $1,048,000 of revenues for the three and six month periods ended June 30, 2006, offset by the loss of income from Waverly of $225,000 and $437,000 for the three and six month periods ended June 30, 2006.

For the three and six month periods ended June 30, 2006, the Trust’s consolidated operating expenses from continuing operations were $1,786,000 and $3,356,000, respectively. Expenses increased $505,000 (39%) and $868,000 (35%) for the three and six month periods ended June 30, 2006, as compared to the same period ended June 30, 2005. This increase is due primarily to the property acquired in 2005. The acquisition of Bicycle Club increased operating expenses by $418,000 and $874,000 for the three and six month periods ended June 30, 2006. For the six months ended June 30, 2006, depreciation expense increased by $371,000, interest expense increased by $250,000, repairs and maintenance expense increased $106,000, and other operating expenses increased by $156,000. These increases pertain to the additional investment assets associated with the acquisition of Bicycle Club.

The net loss from continuing operations before minority interest for the six month periods ended June 30, 2006 was ($235,000) or ($.17) per share. The net loss from continuing operations before minority interest for the six-month periods ended June 30, 2005 was ($318,000) or ($.25) per share.

Comparison of Results of Discontinued Operations

For the three and six month periods ended June 30, 2006, revenue decreased $214,000 (51%) and $452,000 (56%), respectively as compared to the same periods last year. This decrease is primarily due to the total destruction of Waverly from Hurricane Katrina.

For the three and six month periods ended June 30, 2006, expenses decreased $255,000 (63%) and $459,000 (62%), respectively as compared to the same periods last year. This decrease is primarily due to the total destruction of Waverly from Hurricane Katrina.

MARKET RISK

The debt on the ACI building is at a fixed rated of 8.63% and matures in 2010 (the lender is currently charging, and DBSI is paying, a default interest rate of 12.63% as described in Note 6); the debt on the Landings is at a fixed rate of 7.66% and matures in 2007; the debt on Chalet is at fixed rates of 6.59% and 6.535% and matures in 2008; and the debt on Barrington Hills is at a fixed rate of 6.035%, is repriced in 2009 and matures in 2029. The debt on Terrace is at a fixed rate of 6.87% and matures in 2009. The debt on Bicycle Club is at a fixed rate of 6.91% and matures in 2008 and the debt on Forest Park is at a fixed rate of 5.29% and matures in 2015. The debt on King’s Court/Terrace, and Arbor Gate are at variable rates and mature in 2009 and 2011, respectively. King’s Court/Terrace is 5.91%; Arbor Gate is currently 6.25% and is capped at 6.25%. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $53,000.

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

On April 3, 2006 (the "Effective Date"), Maxus Realty Trust, Inc., a Missouri corporation (the “Registrant”), entered into a Purchase and Sale Agreement and Joint Escrow Instructions (the “Purchase Agreement”) with FDC Lewisville Seniors, Ltd., a Texas limited partnership (“Seller”) pursuant to which the Registrant agreed to purchase a 180 multi-family unit apartment complex that is located at 901 N. Garden Ridge, Lewisville, Texas, known as Franklin Park Apartments (the “Property”), subject to the terms and conditions provided in the Purchase Agreement, for a purchase price of $15.35 million (the “Purchase Price”), subject to standard prorations. Seller is an unrelated third party.

The Registrant paid $50,000 of the Purchase Price to an escrow agent as a deposit (the "Initial Deposit").

On May 3, 2006, the Registrant sent a letter to the seller and officially terminated the Purchase Agreement. The Initial Deposit has been refunded to the Registrant and the transaction has been abandoned.

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

As a result, the Trust requested a reduced purchase price. On November 2, 2005 Seller notified the Trust in writing that the Trust had defaulted under the Purchase Agreement claiming Seller had satisfied all of its closing conditions under the Purchase Agreement. Seller also requested the escrow agent deliver the Deposit to Seller if the Trust had not remedied the default prior to 5:00 pm, November 4, 2005. On November 2, 2005, the Trust notified Seller in writing that Seller had not satisfied certain conditions to closing. On November 4, 2005, the Trust sent Seller a letter requesting a

 $570,000 purchase price reduction to offset the economic impact of the increased property tax assessment on the Property.

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

Seller filed a motion to dismiss based on a lack of personal jurisdiction, which was briefed and argued on April 26, 2006. On May 15, 2006, the court denied Seller's motion to dismiss. On June 9, 2006, Seller filed its answer and counterclaim, alleging that the Trust breached the Purchase Agreement by not closing the transaction. Seller has requested as damages the earnest money deposit made by the Trust and attorneys' fees and costs. The Trust is pursuing discovery on its claims and the counterclaim filed by Seller. The court has not set a date for the trial in this case.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

See Notes 5 and 6 of the Notes to Unaudited Consolidated Financial Statements with respect to the sale of the ACI Building

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

The Trust recently announced in the second quarter of 2006 that it plans to continue to suspend the quarterly dividend until the Hurricane Katrina insurance claims are resolved and the Trust can better project the recurring cash flows from the Trust’s properties.

ITEM 6.	EXHIBITS

See Exhibits Index on Page 20.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAXUS REALTY TRUST, INC.

Date:	August 11, 2006	By:	/s/ David L. Johnson
David L. Johnson
Chairman of the Board,
President and Chief Executive Officer
Trustee

Date:	August 11, 2006	By:	/s/ John W. Alvey
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