Form 10-Q
period 2006-09-30
MAXUS REALTY TRUST INC.
filed 2006-11-14
CIK 748580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended: September 30, 2006

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
Yes ☐  No ☒

State the number of shares outstanding of the Trust’s sole class of common equity, $1.00 par value common stock, as of September 30, 2006: 1,401,000.

Transitional Small Business Disclosure Format (check one):    Yes ☐  No ☒

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MAXUS REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
Assets	(Unaudited)
Investment property:
Land	$2,125,000	1,420,000
Buildings and improvements	42,614,000	38,200,000
Personal property	3,182,000	2,961,000
	47,921,000	42,581,000

Less accumulated depreciation	(6,954,000)	(5,527,000)

Total investment property, net	40,967,000	37,054,000

Cash	8,152,000	2,009,000
Escrows and reserves	1,250,000	936,000
Note receivable	4,058,000	4,091,000
Accounts receivable	59,000	6,000
Prepaid expenses and other assets	357,000	227,000
Intangible assets, net	252,000	98,000
Deferred expenses, less accumulated amortization	476,000	306,000
Total assets of continuing operations	$55,571,000	44,727,000
Assets of discontinued operations - property held for sale	1,256,000	9,931,000
Total assets	$56,827,000	54,658,000

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage notes payable	$37,546,000	29,373,000
Note payable	4,058,000	4,091,000
Accounts payable, prepaid rent and accrued expenses	973,000	894,000
Real estate taxes payable	535,000	256,000
Refundable tenant deposits	218,000	200,000
Other accrued liabilities	628,000	741,000
Total liabilities of continuing operations	$43,958,000	35,555,000
Liabilities of discontinued operations - property held for sale	981,000	8,163,000
Total liabilities	$44,939,000	43,718,000

Minority interest	660,000	629,000
Shareholders’ equity:
Common stock, $1 par value; Authorized 5,000,000 shares,
issued and outstanding 1,401,000 and 1,401,000 shares
in 2006 and 2005, respectively	1,401,000	1,401,000
Preferred Stock, $0.01 par value; Authorized 5,000,000 shares,
no shares issued and outstanding	---	---
Additional paid-in capital	19,130,000	19,130,000
Distributions in excess of accumulated earnings	(9,303,000)	(10,220,000)
Total shareholders’ equity	11,228,000	10,311,000
	$56,827,000	54,658,000
See accompanying notes to unaudited consolidated financial statements.

MAXUS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended			Nine Months Ended
	Sept. 30,		Sept. 30,	Sept. 30,	Sept. 30,
Income		2006	2005	2006	2005
Revenues:
Rental		1,748,000	1,709,000	5,317,000	4,146,000
Other		249,000	200,000	663,000	534,000
Total revenues		1,997,000	1,909,000	5,980,000	4,680,000
Expenses:
Depreciation and amortization		460,000	551,000	1,526,000	1,246,000
Repairs and maintenance		244,000	240,000	727,000	617,000
Turn costs and leasing		125,000	136,000	333,000	304,000
Utilities		139,000	135,000	400,000	326,000
Real estate taxes		146,000	135,000	424,000	330,000
Insurance		83,000	76,000	236,000	195,000
Property management fees - related parties		93,000	93,000	289,000	230,000
Other operating expenses		385,000	281,000	916,000	656,000
General and administrative		156,000	127,000	336,000	358,000
Total operating expenses		1,831,000	1,774,000	5,187,000	4,262,000

Net operating income		166,000	135,000	793,000	418,000
Interest income		(183,000)	(153,000)	(480,000)	(461,000)
Interest expense		780,000	686,000	1,939,000	1,595,000
Gain on debt extinguishment		(219,000)	---	(219,000)	---
Loss before minority interest and
discontinued operations		(212,000)	(398,000)	(447,000)	(716,000)
Less minority interest in continuing operations		7,000	10,000	15,000	13,000
Loss from continuing operations		(205,000)	(388,000)	(432,000)	(703,000)
Income (loss) from discontinued operations
before minority interest		1,219,000	19,000	1,395,000	23,000
Less minority interest in discontinued operations		(40,000)	---	(46,000)	---
Income (loss) from discontinued operations		1,179,000	19,000	1,349,000	23,000

Net income (loss)		974,000	(369,000)	917,000	(680,000)

Per share data (basic and diluted):
Loss from continuing operations		$(0.15)	(0.30)	(0.31)	(0.54)
Income (loss) from discontinued operations		0.84	0.01	.96	.02
Net income (loss) per share		$0.69	(0.29)	0.65	(0.52)

Distributions paid in current year	$	---	0.25	---	0.75

Weighted average shares outstanding		1,401,000	1,299,000	1,401,000	1,297,000

See accompanying notes to unaudited consolidated financial statements.

MAXUS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)
	Nine Months Ended
Cash flows from operating activities:	Sept.30, 2006		Sept.30, 2005
Net income (loss)		$917,000	(680,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Income from discontinued operations		(1,395,000)	(23,000)
Minority interest		31,000	(12,000)
Depreciation and in-place lease amortization		1,526,000	1,246,000
Amortization of loan acquisition costs		58,000	67,000
Gain on debt extinguishment		(219,000)	---
Loan premium amortization		(64,000)	---
Expenses paid from proceeds of refinancings		201,000	---
Changes in accounts affecting operations:
Accounts receivable		(53,000)	(13,000)
Prepaid expenses and other assets		(128,000)	(108,000)
Escrows and reserves, net		(135,000)	(97,000)
Accounts payable and other liabilities		370,000	372,000
Net cash provided by operating activities of continuing operations		1,109,000	752,000
Net cash provided by (used in) discontinued operations		(269,000)	143,000
Net cash provided by operating activities		540,000	895,000

Cash flows from investing activities:
Purchase of available for sale securities		---	(21,000)
Acquisition of Northtown		(125,000)	---
Acquisition of Bicycle Club		---	(2,765,000)
Escrow - acquisitions		---	(10,000)
Capital expenditures		(321,000)	(418,000)
Net cash used in investing activities of continuing operations		(446,000)	(3,214,000)
Net cash provided by (used in) investing activities of discontinued operations		1,070,000	(25,000)
Net cash provided by (used in) investing activities		624,000	(3,239,000)

Cash flows from financing activities:
Principal payments on mortgage notes payable		(284,000)	(96,,000)
Proceeds from mortgage notes		4,977,000	399,000
Loan fees		(11,000)	(49,000)
Issuance of common stock		---	88,000
Distributions paid to shareholders		---	(989,000)
Net cash provided by (used in) financing activities of continuing operations		4,682,000	(647,000)
Net cash used in activities of discontinued operations		(3,000)	(78,000)
Net cash provided by (used in) financing activities		4,679,000	(725,000)
Net increase (decrease) in cash		6,143,000	(3,069,000)
Cash, beginning of period		2,009,000	3,860,000
Cash, end of period		$8,152,000	791,000

Supplemental disclosure of cash flow information:
Cash paid during the nine month period for interest		$1,987,000	1,783,000

Supplemental disclosure of non-cash investing and financing activities:
Arbor Gate renovations financed with accounts payable		$1,302,000	---
Arbor Gate renovations paid from insurance escrow account		$1,391,000	---
Arbor Gate insurance proceeds received		$900,000	---
Arbor Gate sales proceeds deposited into escrow		$2,721,000	---
Bicycle Club acquisition of net assets	$	---	11,928,000
Bicycle Club mortgage notes payable & other liabilities	$	---	9,165,000
Northtown acquisition of net assets		$5,194,000	---
Waverly mortgage paid from escrow account		$4,187,000	---
Mortgage debt extinguished from refinancings		$11,911,,000	---
Mortgage notes resulting from refinancings		$17,500,000	2,400,000
Involuntary conversion of investment property to insurance claims receivable - Arbor Gate	$	---	928,000
Involuntary conversion of investment property to insurance claims receivable - Waverly	$	---	5,050,000

See accompanying notes to consolidated financial statements.

MAXUS REALTY TRUST, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
(UNAUDITED)

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Realty Trust, Inc. (the “Trust” or “Registrant”) for the year ended December 31, 2005, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies, which have been continued. Also, refer to the notes to the Trust’s Annual Report for additional details of the Trust’s financial condition.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and for all periods presented have been made. The results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results which may be expected for the entire year.

Prior period amounts have been reclassified to conform to the current year presentation. Prior to the third quarter of 2006 the Trust had presented amortized debt issuance costs with depreciation and amortization. These costs have been reclassified and presented as interest expense for all periods presented. For the three months ended September 30, 2006 and 2005 these costs were $16,000 and $35,000 respectively. For the nine months ended September 30, 2005 these costs were $68,000. For the nine month period ended September 30, 2006, amounts reclassified totaled $46,000.

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. At September 30, 2006, the Trust owned approximately 96.73% of the limited partnership interests in MOLP and minority holders of MOLP owned 47,339 limited partnership operating units, or approximately 3.27% of MOLP. The 47,339 limited partnership operating units were issued in connection with the acquisition of the Terrace Apartments in April 2004, and the acquisition of the Bicycle Club Apartments in July 2005.

(3) Segment Reporting

The Trust has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in financial statements, as well as related disclosures about products and services, geographic areas, and major customers.

With the acquisition of Northtown Business Center, a multi-tenant warehouse/manufacturing facility located in North Kansas City, Missouri, the Trust has two reportable operating segments--apartments and a commercial building. The Trust’s management evaluates the performance of each segment based on profit or loss from continuing operations. The accounting policies of the segments are the same as those of the Trust.

Following is information for each segment for the nine months ended September 30, 2006:

Three Months Ended September 30, 2006:
		Net Income				Net Income
		(Loss)		Depreciation		(Loss)
	Total	Continuing	Capital	and	Interest	Discontinued
	Revenue	Operations	Expenditures	Amortization	Expense	Operations
Apartments	$1,925,000	(137,000)	161,000	443,000	542,000	1,284,000
Commercial Bldg	72,000	34,000	5,250,000	17,000	19,000	0
Parent & Other*	0	(109,000)	0	0	0	(65,000)
Subtotal	1,997,000	(212,000)	5,411,000	460,000	561,000	1,219,000
Minority Interest	0	7,000	0	0	0	(40,000)
Total	$1,997,000	(205,000)	5,411,000	460,000	561,000	1,179,000

Nine Months Ended September 30, 2006:
		Net Income
		(Loss)		Depreciation
	Total	Continuing	Capital	and	Interest	Discontinued
	Revenue	Operations	Expenditures	Amortization	Expense	Operations	Assets(1)
Apartments	$5,908,000	(215,000)	321,000	1,509,000	1,701,000	1,246,000	46,263,000
Commercial Bldg	72,000	34,000	5,250,000	17,000	19,000	0	5,250,000
Parent & Other*	0	(266,000)	0	0	0	149,000	4,058,000
Subtotal	5,980,000	(447,000)	5,571,000	1,526,000	1,720,000	1,395,000	55,571,000
Minority interest	0	15,000	0	0	0	(46,000)	0
Total	$5,980,000	(432,000)	5,571,000	1,526,000	1,720,000	1,349,000	55,571,000

* Other is the ACI Building.

(1) The assets do not include assets from discontinued operations.

Note, that at December 31, 2005, there was one reportable segment.

Mortgage Notes Payable

The Bicycle Club mortgage note was refinanced by NorthMarq Capital, Inc. and Freddie Mac on August 25, 2006 and is secured by a mortgage on Bicycle Club, an assignment of rents, and a security agreement. A gain of $219,000 was recognized upon extinguishment of this debt. The mortgage note has an outstanding balance of $11,239,000 at September 30, 2006 with monthly principal and interest payments of $68,830 at a fixed interest rate of 6.19%. The mortgage note matures on September 1, 2016 with an extension period of 12 months at a variable interest rate.

The Landings mortgage note was refinanced by NorthMarq Capital, Inc. and Freddie Mac on August 31, 2006 and is secured by a mortgage on The Landings, an assignment of rents, and a security agreement. In connection with the refinancing, the Trust was required to deposit $135,000 into a replacement reserve account. The mortgage note has an outstanding balance of $6,244,000 at September 30, 2006 with monthly principal and interest payments of $38,239 at a fixed interest rate of 6.19%. The mortgage note matures on September 1, 2016 with an extension period of 12 months at a variable interest rate.

(4) Property Acquisitions

On August 30, 2006, a wholly owned subsidiary of the Trust, Northtown Business Center, L.L.C., purchased approximately 12.44 acres of land and an industrial building containing approximately 240,000 rentable square feet of industrial and related office and mezzanine space located in North Kansas City, Missouri. The Trust funded the acquisition of the Property with cash of $125,000, Sect. 1031 and other escrow of $2,044,000 and a mortgage loan of $3,150,000. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Final allocations to land, in-place leases, buildings and improvements and any personal property acquired are expected to be finalized in the fourth quarter of 2006.

Current assets	$	---
In-Place lease		255,000
Investment property		4,290,000
Land		705,000
Net current assets acquired		69,000
Net assets acquired		$5,319,000

Northtown’s mortgage is financed by Imperial Capital Bank. The monthly payments of principal and interest are $21,000, with a fixed interest rate of 6.87% through September 1, 2011 and a floating variable rate thereafter. The debt obligation matures September 1, 2016.

In accordance with SFAS No. 141, Business Combinations, the Trust has determined the fair value of acquired in-place leases, which consist of the following:

	Sept. 30, 2006	Dec. 31, 2005
In-place leases, net of accumulated amortization of $3,000 and $224,000 respectively	$252,000	98,000

Total intangible assets, net	$252,000	98,000

In place leases, net at September 30, 2006 relate to the Northtown Business Center acquisition and in-place leases net at December 31, 2005 relate to the Bicycle Club Apartments purchased in July, 2005.

Amortization expense for 2006 is expected to be $110,000, of which $101,000 was recognized in the period ended September 30, 2006.

(5) Related Party Transactions

The Trust paid Maxus Properties, Inc. property management fees of $289,000 and $230,000 for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006 and December 31, 2005, $106,000 and $136,000 respectively, was payable to Maxus Properties, Inc. for accrued payroll, and direct expense reimbursement and accrued management fees. The Trust expensed $872,000 and $713,000 for payroll costs for Maxus Properties, Inc.’s employees in the nine months ended September 30, 2006 and 2005, respectively.

(6) Contingencies

On August 25, 2004, ACI Financing, L.L.C., a subsidiary of the Trust (“ACI Financing”), sold the ACI Building, an office building located in Omaha, Nebraska (the “ACI Building”), to an unrelated third party, FOR 1031 Omaha LLC, an Idaho limited liability company (“FOR 1031”). FOR 1031 is an affiliate of DBSI Housing Inc., and Idaho corporation.

As a result of the sale in 2004, the Trust recorded a gain of approximately $2,116,000 after deducting the costs of the sale and the net book value of the assets sold. Due to ACI Financing’s lender’s failure or refusal to approve FOR 1031’s assumption of the existing loan, accounting rules required the Trust to defer approximately $1,100,000 in sales proceeds. The net book gain was reduced by this amount. This amount represents the Make Whole Premium (as defined in Item 2: Management’s Discussion and Analysis or Plan of Operation) that would be presently be required if the lender accelerated the obligation. The difference obtained by subtracting the current amount of the loan from the present value, calculated in accordance with the Trust’s policies, is the current value of the Make Whole Premium. The period-to-period change in the value of the Make Whole Premium is recorded in discontinued operations for the period in which the change occurs. Increases in the calculated amount of the Make Whole

Premium are represented as decreases in income from discontinued operations and decreases in the calculated amount of the Make Whole Premium are represented as increases in income from discontinued operations. If the lender does not accelerate this obligation and it is paid pursuant its regular schedule, the amount deferred will be amortized to income over the remaining term of the obligation in accordance with the Trust’s policies. The decrease of the Make Whole Premium since December 31, 2005 through September 30, 2006 was $149,000 and is presented in the income statement as a credit to income from discontinued operations.

Interest income and interest expense of $133,000 and $400,000 is reflected in the financial statements for the three and nine month periods ending September 30, 2006, representing the aggregate interest and default interest on the loan paid by FOR 1031 to ACI Financing, which FOR 1031 and DBSI previously agreed to pay.

On June 14, 2005, the Trust entered into a real estate purchase agreement to purchase Westgate Park Apartments II in Temple, Texas, pursuant to which the Trust made an earnest money deposit of $100,000. A dispute arose and the transaction did not close. The Trust has filed a lawsuit against the seller in Clay County, Missouri over the failure to disclose the 2005 property tax assessment against the property.  The Trust has requested a reduction in the original $4.75 million purchase price which was comprised of (i) the $100,000 Deposit, (ii) the Trust's assumption of a mortgage loan of Lehman Brothers Bank, FSB (the "Lender") in the amount of $3,800,000 (the "Existing Mortgage") and (iii) the balance of approximately $940,000 payable in cash on the closing date (See Part II, Item 5). The seller has requested the escrow agent to release the deposit to seller, and has asserted a counterclaim against the Trust for the earnest money deposit, costs, and expenses.  The lawsuit is currently in the discovery phase.  Trial is currently scheduled June 18, 2007. At September 30, 2006 the Trust has recorded the earnest money deposit of $100,000 and included it with escrow and reserves in the balance sheet.

(7)   Conditional Asset Retirement Obligations

The Trust records asset retirement obligations in accordance with SFAS No. 143. At September 30, 2006 the Trust has a liability for $36,000 recorded for a conditional asset retirement obligation at one of its apartment complexes.

(8) Discontinued Operations/Involuntary Conversions

The Trust has reclassified its Consolidated Balance Sheet as of December 31, 2005 and its Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and has presented its Consolidated Statement of Operations for the three and nine months ended September 30, 2006 and 2005 and Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 and 2005 to reflect discontinued operations of the Arbor Gate Apartments, (“Arbor Gate”) and the Waverly Apartments, (“Waverly”). The Trust follows the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. These two properties were classified as held for sale on May 8, 2006 after management, with the approval of the Board of Directors, committed to a plan to sell these properties.

The Board decided the need to sell the properties in May 2006 after careful consideration of the devastating effects of Hurricane Katrina both to the properties and to the regional economy. As a result of Hurricane Katrina, the Waverly Apartments were completely destroyed and remain uninhabitable. Management and the Board agreed that due to the delay of “new” construction, the inability to receive raw materials for rebuilding, the suffering job market and the increased costs of insurance, it would be prudent to pull out of this geographical location and reinvest its proceeds from the sale of these two assets in another market.

On July 21, 2006, Arbor Gate Acquisition, L.L.C., completed the sale of its multi-family unit apartment complex, Arbor Gate Apartments for a cash price of $6,100,000, adjusted for standard prorations from an unrelated third party. At closing, the existing mortgage loan on Arbor Gate in the approximate amount of $3,100,000 was satisfied and a brokerage fee of 2.5% and other prorated items and expenses were paid, resulting in net cash proceeds to the Trust of approximately $2,700,000. The proceeds from the sale of Arbor Gate were used for the acquisition of Northtown Business Center. The Trust elected to structure the acquisition of Northtown Business Center as a like-kind exchange using the Arbor Gate sale proceeds in accordance with §1031 of the Internal Revenue Code. Therefore, the tax gain derived from the sale of Arbor Gate is expected to be deferred indefinitely.

The following table represents the gain from the sale of Arbor Gate:

Arbor Gates' sale price	$6,100,000
Less commissions & other closing costs	(173,000)
Net sale price	$5,927,000
Less net book value of investment assets	(4,525,000)
Gain on disposition	$1,402,000

The Waverly property is actively being marketed for sale in its present condition for its land value and it is expected to sell at an amount equal to or greater than its net book value. The sale of this asset is expected to be completed within one year.

Condensed financial information for Arbor Gate and Waverly are as follows:

DISCONTINUED OPERATIONS
(ARBOR GATE AND WAVERLY)
BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Investment property
Land	$128,000	248,000
Buildings and improvements	---	2,573,000
Personal property	---	164,000
Construction in progress	---	611,000
	128,000	3,596,000

Less accumulated depreciation	---	(214,000)
Total investment property, net	128,000	3,382,000

Escrows and reserves	779,000	5,844,000
Insurance claims receivable	265,000	560,000
Prepaid expenses and other assets	84,000	75,000
Deferred expenses, less accumulated amortization	---	70,000

Assets of discontinued operations - property held for sale	$1,256,000	9,931,000

Liabilities:
Mortgage notes payable	$ ---	7,220,000
Account payable, prepaid rent and accrued expenses	148,000	762,000
Deferred Gain	791,000	---
Real estate taxes payable	42,000	172,000
Refundable tenant deposits	---	9,000

Liabilities of discontinued operations - property held for sale	$981,000	8,163,000

DISCONTINUED OPERATIONS
(ARBOR GATE AND WAVERLY)
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
Revenue:	2006	2005	2006	2005
Rental	46,000	277,000	389,000	990,000
Other	1,000	25,000	16,000	122,000
Total revenues	47,000	302,000	405,000	1,112,000

Expenses:
Depreciation and amortization	---	112,000	41,000	395,000
Repairs and maintenance	17,000	33,000	48,000	128,000
Turn costs and leasing	1,000	16,000	6,000	62,000
Utilities	5,000	23,000	25,000	91,000
Real estate taxes	18,000	35,000	54,000	97,000
Insurance	11,000	22,000	57,000	76,000
Property management fees - related parties	4,000	15,000	21,000	56,000
Other operating expenses	62,000	45,000	111,000	140,000
Total operating expenses	118,000	301,000	363,000	1,045,000
Gain on sale	1,402,000		1,402,000
Net operating income	1,331,000	1,000	1,444,000	67,000
Interest income	(6,000)	---	(32,000)	---
Interest expense	53,000	100,000	230,000	274,000

Income (loss) from discontinued operations -ACI	(65,000)	118,000	149,000	230,000
Income from discontinued operations	$1,219,000	19,000	1,395,000	23,000

With regard to Arbor Gate, through September 30, 2006, the Trust has received $1,900,000 from its primary insurance carrier due to the damage. The estimated net book value of the assets destroyed approximates $1,109,000 at September 30, 2006. A deferred gain of $791,000 has been recorded by the Trust for the difference between insurance proceeds received and the net book value of destroyed assets. The gain is deferred at this time because of potential allocation issues involving insurance proceeds between Arbor Gate and Waverly. As stated in Note 7, Arbor Gate Apartments was sold on July 21, 2006 to an unrelated third party. The insurance company has yet to complete their review of the claim of the costs incurred at Arbor Gate and Waverly. After the insurance claim is approved, the Trust will then be able to appropriately record any potential gain.

With regard to Waverly, the Trust in 2005 received communication from a consultant of the property’s lender, Freddie Mac, that the property is considered a total loss. The property has insurance limits in adequate amounts. Prior to September 30, 2006, the Trust received a partial recovery of $4,785,000 from its carriers. The Trust paid the mortgage on this property of $4,306,811 on February 17, 2006. In May 2006, management committed to a plan to sell Waverly in its present condition.

The net book value of the Waverly property was $5,050,000 determined at the time of the Hurricane. Management and RSUI Indemnity Company (“RSUI”), the excess insurance carrier, have failed to reach a compromise agreement regarding the scope of damages and the associated costs specifically related to the insurance claims filed on behalf of Waverly. Therefore, on September 7, 2006, the Trust filed a lawsuit against RSUI in the United States District Court for the Western District of Missouri. The lawsuit alleges breach of contract and vexatious refusal by RSUI for its failure to fulfill its indemnity obligations under the commercial property insurance policy issued to the Trust by RSUI covering Waverly Apartments. Management intends to vigorously pursue this matter. At this date, the amount of any additional recovery can not be estimated.

The Trust received a check in the amount of $344,557 from RSUI on October 25, 2006. It is believed that this amount represented partial payment of an undisputed portion of the property damage claim related to Hurricane Katrina. This check was offered to the Trust without prejudice to the Trust’s rights to claim additional sums in the ongoing litigation. Ultimate resolution of this matter can not be estimated.

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

In connection with the sale of the ACI Building on August 25, 2004, as described in Note 6, a deferred liability was recorded in the amount of approximately $1,100,000, representing the Make Whole Premium described in Note 6. The “Make Whole Premium” is the greater of (i) 1% of the outstanding principal amount of the loan or (ii) a premium calculated by determining the present value of the payments to be made in accordance with the promissory note discounted at the yield on the applicable US Treasury Issue for the number of months remaining from the date of acceleration to the maturity date, which is approximately 65 months. The difference obtained by subtracting the current amount of the loan from the present value, calculated in this manner represents the current value of the make whole premium. The period-to-period change in the value of the Make Whole Premium is recorded in discontinued operations for the period in which the change occurs. Increases in the calculated amount of the Make Whole Premium are represented as decreases in income from discontinued operations and decreases in the calculated amount of the Make Whole Premium are represented as increases in income from discontinued operations. Due to the method of calculation of the value of the Make Whole Premium using the yield on the applicable U.S. Treasury note, the amount of the Make Whole Premium can fluctuate significantly from period to period. The calculation method is dictated by the ACI loan documents and management believes alternate calculations using different assumptions are inappropriate.

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

DESCRIPTION OF BUSINESS

OVERVIEW

The Trust currently operates seven apartment communities and one industrial/commercial property. Cash is primarily generated by renting units to tenants, or securing loans with the Trust’s assets. Cash is used primarily to pay operating expenses (repairs and maintenance, payroll, utilities, taxes, and insurance), make capital expenditures for property improvements, repay principal and interest on outstanding loans or to pay cash distributions to shareholders. The key performance indicators for revenues are occupancy rates and rental rates. Revenues are also impacted by concessions (discounts) offered as rental incentives. The key performance indicator for operating expenses is total operating expense per apartment unit. A significant change in the turnover rate of rental units can also cause a significant change in operating expenses. Management also evaluates total taxes, utilities and insurance rates for each property.

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

The Trust primarily invests in income-producing real properties (apartments). As of September 30, 2006 the Trust’s portfolio is comprised of:

PROPERTY	# UNITS	TYPE	LOCATION	PURCHASE DATE

Barrington Hills Apartments (“Barrington Hills”)	232	Apartments	Little Rock, AR	November, 2001

Bicycle Club Apartments (“Bicycle Club”)	312	Apartments	North Kansas City, MO	July, 2005

Chalet Apartments - I and II (“Chalet”)	234	Apartments	Topeka, KS	September, 2001

Forest Park Apartments (“Forest Park”) (f.k.a. North Winn)	110	Apartments	Kansas City, MO	August, 2000

King’s Court Apartments (1) (“King’s Court”)	82	Apartments	Olathe, KS	August, 2001

Northtown Business Center	240,000 sq. ft. & 12.44 acres	Industrial and related office and mezzanine space	North Kansas City, MO	August 30, 2006

Terrace Apartments (1) (“Terrace”)	84	Apartments	Olathe, KS	April, 2004

The Landings Apartments (the “Landings”)	154	Apartments	Little Rock, AR	September, 2001

Waverly Apartments (“Waverly”)	128	Apartments	Bay Saint Louis, MS	September, 2004

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. The Trust anticipates that the UPREIT structure will enable it to make additional acquisitions of properties from tax-motivated sellers. As an UPREIT, the Trust believes that MOLP will be able to issue limited partnership operating units to tax-motivated sellers who contribute properties to MOLP, thereby enabling those sellers to realize certain tax benefits that would be unavailable to them if the Trust purchased those properties directly for cash or common stock. As of September 30, 2006, minority holders of MOLP own 47,339 limited partnership operating units, or approximately 3.27% of the partnership interest in MOLP.

Each of the real estate properties are owned by single member limited liability companies that are directly owned by MOLP. Maxus Properties, Inc. provides property management services for each of the Trust’s real properties.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Consolidated Results from Continuing Operations

Cash as of September 30, 2006 was $8,152,000, an increase of $6,143,000 from $2,009,000 at December 31, 2005. The majority of the increase, $4,977,000, was due to the refinancing of Bicycle Club and The Landings. An additional increase in cash of $618,000, attributed to Waverly’s net insurance proceeds after the mortgage was paid from escrowed funds. An increase of $210,000 was due from monies released from various Arbor Gate escrow accounts. Escrows and reserves held by various lenders were $1,250,000 and $936,000 at September 30, 2006 and December 31, 2005, respectively. A portion of the increase $135,000, was due to the required capital replacement reserve requirement as set forth in the refinancing agreement of The Landings. The balance of the increase is due to the various lenders’ funding requirements.

Net cash provided by operating activities of continuing operations increased $357,000 to $1,109,000 for the period ended September 30, 2006. The majority of this increase was due to improved operating results and the addition of Bicycle Club for the entire interim period in 2006.

Net cash used in investing activities of continuing operations was $446,000 comprised mostly of the cash deposit for the acquisition of Northtown Business Center and routine capital expenditures.

Net cash provided by financing activities of continuing operations was $4,682,000 primarily due to the net cash provided by the refinancing of certain mortgage notes. There were no distributions to shareholders in the nine months ending September 30, 2006.

Comparison of Consolidated Results from Discontinued Operations

Net cash used in operating activities of discontinued operations was $269,000. This cash was used to provide funds for Arbor Gate for the nine months ended September 30, 2006.

Net cash used by investing activities of discontinued operations was $1,070,000. The vast majority of this amount, $1,041,000, was due to the insurance recoveries.

Net cash used for financing activities was $3,000.

Management believes that the current cash position and the properties’ ability to generate adequate cash flows should enable the Trust to fund anticipated operating and capital expenditures for the remainder of 2006. No assurance can be given as to the actual timing or amount of any additional insurance proceeds or for sale proceeds from the Waverly property.

Projected capital expenditures of approximately $546,000 are currently planned for the remainder of 2006, primarily for re-roofing, parking/driveway repair, landscaping, concrete repairs, office/clubhouse renovations, and the replacement of HVAC units. The majority of these expenditures are expected to be reimbursed from escrow reserves held by lenders. Capital replacements of approximately $256,000 are currently expected to be reimbursed from reserves held by lenders. The Trust will also continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

Management decided to continue to suspend the quarterly dividend payment until the Hurricane Katrina insurance claims are resolved and the Registrant can better project the recurring cash flows from the Registrant’s operations.

The Board of Trustees will re-evaluate the cash dividend next quarter, including an evaluation of whether the Trust will be required to pay a cash dividend to satisfy the requirement that the Trust pay dividends to its shareholders of at least 90% of its taxable income to continue to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

(the remainder of this page left blank intentionally)

Contractual Obligations and Commercial Commitments

	Balance at	Interest	Fixed	Due
	Sept. 30, 2006	Rate	or (variable)	Date

ACI	4,058,000	12.63%		August 1, 2010

Barrington Hills	5,453,000	6.04%		July 1, 2029

Bicycle Club	11,239,000	6.19%		September 1, 2016

Chalet I	3,813,000	6.59%		October 1, 2008

Chalet II	1,437,000	6.54%		October 1, 2008

Forest Park	2,368,000	5.29%		September 1, 2015

Kings Court/Terrace	2,270,000	5.91%	(variable)	May 1, 2009

Northtown Bus. Center	3,147,000	6.87%		September 1, 2016

Terrace	1,575,000	6.87%		February 1, 2009

The Landings	6,244,000	6.19%		September 1, 2016

Total	$41,604,000

The Bicycle Club mortgage note was refinanced by NorthMarq Capital, Inc. and Freddie Mac on August 25, 2006, and is secured by a mortgage on Bicycle Club, an assignment of rents, and a security agreement. A gain of $219,000 was recognized upon extinguishing this debt. The mortgage note has an outstanding balance of $11,239,000 at September 30, 2006 with monthly principal and interest payments of $68,830 at a fixed interest rate of 6.19%. The mortgage note matures on September 1, 2016 with an extension period of 12 months at a variable interest rate.

The Landings mortgage note was refinanced by NorthMarq Capital, Inc. and Freddie Mac on August 31, 2006, and is secured by The Landings, an assignment of rents, and a security agreement. In connection with the refinancing, the Trust was required to deposit $135,000 into a replacement reserve account. The mortgage note has an outstanding balance of $6,244,000 at September 30, 2006 with monthly principal and interest payments of $38,239 at a fixed interest rate of 6.19%. The mortgage note matures on September 1, 2016 with an extension period of 12 months at a variable interest rate.

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

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the nine months ended September 30, 2006 are detailed below.

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
	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Net income (loss) (1)	974,000	(369,000)	917,000	(680,000)

Property related depreciation and amortization (2)	460,000	663,000	1,567,000	1,641,000
Funds from operations	$1,434,000	294,000	2,484,000	961,000

(1) Net income from discontinued operations includes a nonrecurring gain of $1,402,000 from the sale of Arbor Gate Apartments.

(2) For the three months ended September 30, 2006, and September 30, 2005, depreciation and amortization of discontinued operations of Arbor Gate and Waverly of $0 and $112,000, respectively, and is included in this amount. For the nine months ended September 30, 2006 and September 30, 2005, depreciation and amortization of discontinued operations of $41,000 and $394,000, respectively and is included in this amount.

The Trust has historically added amortization of deferred financing costs back to net income to determine funds from operations. Historically these costs have not been material. The Trust has re-examined this policy and believes amortization of deferred financing cost should not be included in the determination of funds from operations. All periods presented have been adjusted to conform to this change in policy.

Occupancy

The occupancy levels at September 30 were as follows:
	OCCUPANCY LEVELS AT SEPTEMBER 30,
	2006	2005

Barrington Hills	88%	89%
Bicycle Club	90%	91%
Chalet	96%	97%
Forest Park	95%	92%
King’s Court/Terrace	92%	85%
The Landings	90%	94%
Waverly	0%	0%
Northtown Business Center	95%	n/a

Forest Park was 95% occupied at September 30, 2006. The Northern Kansas City rental market conditions began improving at the beginning of September 2006. This is partly due to an increase in interest rates that has led to a decrease in house buying. Competitors are giving fewer concessions in 2006 compared to 2005. Occupancy rates in general have been higher with most competitors’ rates averaging in the high 80% to low 90%. New competitors and construction have not been an issue. Bicycle Club was 90% occupied at September 30, 2006. The property is experiencing few turnovers this year compared to last year, mostly due to a decrease in home buying. King’s Court/Terrace occupancy was 92% at September 30, 2006. King’s Court/Terrace is located in Olathe, Kansas. Overall occupancy in the Olathe, Kansas market has remained stable, with most competitors’ average occupancy in the high 80% to low 90% range. There is some evidence that concessions are declining in this market. New construction is less than it was in 2005. Also, fewer people are purchasing homes in this market due to the increase in interest rates. Olathe is the fastest growing city in the Johnson County area. Chalet, which is located in Topeka, Kansas, ended the quarter at 96% occupancy. The average occupancy for competitors in this market is about 93%. Chalet offers few concessions due to consistently high occupancy rates. There is no new competition in the Topeka area. Competitors in the area continue to offer concessions. The Landings and Barrington Hills are both located in Little Rock, Arkansas. The average occupancy rate for Little Rock is 93% to 95%. The Landings and Barrington Hills had occupancy rates of 90% and 88%, respectively on September 30, 2006. Barrington’s decrease in occupancy is due in part to manager turnover. The property is currently giving a moderate rent concession to all prospective tenants. Concessions in the Little Rock area continue to be minimal. Since Hurricane Katrina in August 2005, the rental market for housing in Picayune, Mississippi has improved drastically. Average occupancy rates have increased by 20% since September 2005. Because of the damages incurred by Hurricane Katrina, Waverly is uninhabitable. Waverly is located in Bay Saint Louis, Mississippi. Due to the effects of Hurricane Katrina, competitive conditions in this area of Mississippi are difficult to ascertain at this time. The occupancy at Northtown Business Center is 95%. The commercial and industrial real estate market in North Kansas City continues at a steady growth pace. This is partly due to North Kansas City’s close proximity to downtown Kansas City, easy access and regional centrality. Lease rates at Northtown Business Center are consistent with market prices.

Comparison of Consolidated Results from Continuing Operations

For the three and nine month periods ended September 30, 2006, the Trust’s consolidated revenues from continuing operations were $1,997,000 and $5,980,000, respectively. Revenues increased $88,000 (5%) and $1,300,000 (28%) for the three and nine month periods ended September 30, 2006 as compared to the same period ended September 30, 2005. The increase is due primarily to the 2005 acquisition of Bicycle Club and the 2006 acquisition of the Northtown Business Center. Bicycle Club provided an additional $1,036,000 of revenues for the nine month period ended September 30, 2006. Northtown Business Center provided an additional $72,000 for the three and nine month periods ended September 30, 2006.

For the three and nine month periods ended September 30, 2006, the Trust’s consolidated operating expenses from continuing operations were $1,831,000 and $5,187,000, respectively. Expenses increased $57,000 (3%) and $925,000 (22%) for the three and nine month periods ended September 30, 2006, as compared to the same period ended September 30, 2005. This increase is due primarily to the property acquired in 2005. The acquisition of Bicycle Club increased operating expenses by $781,000 for the nine month period ended September 30, 2006. For the nine months ended September 30, 2006, depreciation expense increased by $280,000, interest expense increased by $125,000, repairs and maintenance expense increased $110,000, and other operating expenses increased by $260,000. These increases pertain to the additional investment assets associated with the acquisition of Bicycle Club.

The net loss from continuing operations before minority interest for the nine month period ended September 30, 2006 was ($447,000) or ($.32) per share. The net loss from continuing operations before minority interest for the nine-month periods ended September 30, 2005 was ($716,000) or ($.55) per share.

Comparison of Results of Discontinued Operations

For the three and nine month periods ended September 30, 2006, revenue decreased $255,000 (84%) and $707,000 (64%), respectively as compared to the same periods last year. This decrease is primarily due to the total destruction of Waverly from Hurricane Katrina.

For the three and nine month periods ended September 30, 2006, expenses decreased $182,000 (61%) and $642,000 (61%), respectively as compared to the same periods last year. This decrease is primarily due to the total destruction of Waverly from Hurricane Katrina.

MARKET RISK

The debt on the ACI building is at a fixed rated of 8.63% and matures in 2010 (the lender is currently charging, and DBSI is paying, a default interest rate of 12.63% as described in Note 6); the debt on the Landings is at a fixed rate of 6.19% and matures in 2016; the debt on Chalet is at fixed rates of 6.59% and 6.535% and matures in 2008; and

the debt on Barrington Hills is at a fixed rate of 6.035%, is repriced in 2009 and matures in 2029. The debt on Terrace is at a fixed rate of 6.87% and matures in 2009. The debt on Bicycle Club is at a fixed rate of 6.19% and matures in 2016 and the debt on Forest Park is at a fixed rate of 5.29% and matures in 2015. The debt on King’s Court/Terrace is at a variable rate of 5.91% and matures in 2009. The debt on Northtown Business Center is at a fixed rate of 6.87% through September 1, 2011 and a floating variable rate thereafter. Northtown’s debt matures September 1, 2016. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $23,000.

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

Seller filed a motion to dismiss based on a lack of personal jurisdiction, which was briefed and argued on April 26, 2006. On May 15, 2006, the court denied Seller's motion to dismiss. On June 9, 2006, Seller filed its answer and counterclaim, alleging that the Trust breached the Purchase Agreement by not closing the transaction. Seller has requested as damages the earnest money deposit made by the Trust and attorneys' fees and costs. The Trust is pursuing discovery on its claims and the counterclaim filed by Seller. Trial is currently scheduled for June 17, 2007. At this date it is not possible to predict the outcome of this litigation..

Maxus Realty Trust, Inc. v. RSUI Indemnity Company

On September 7, 2006, the Trust filed a lawsuit against RSUI Indemnity Company (“RSUI”) in the United States District Court for the Western District of Missouri (Case No. 06-0750-CV-W-ODS). The lawsuit alleges breach of contract and vexatious refusal by RSUI for its failure to fulfill its indemnity obligations under the commercial property insurance policy issued to the Trust by RSUI covering Waverly Apartments, located in Bay St. Louis, Mississippi, which was damaged by Hurricane Katrina.

The Trust has requested relief from the court for (i) compensatory damages in an amount to be determined at trial, including interest and special damages, (ii) pre-judgment and post-judgment interest on such compensatory damages, and (iii) all of our costs in bringing the action including attorneys’ fees.

The Trust received a check in the amount of $344,557 from RSUI on October 25, 2006. It is believed that this amount represented partial payment of an undisputed portion of the property damage claim related to Hurricane Katrina. This check was offered to the Trust without prejudice to the Trust’s rights to claim additional sums in the ongoing litigation. Management intends to vigorously pursue this matter. At this date the amount of any additional recovery cannot be estimated.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

See Note 6 of the Notes to Unaudited Consolidated Financial Statements with respect to the sale of the ACI Building

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

The Trust plans to continue to suspend the quarterly dividend until the Hurricane Katrina insurance claims are resolved and the Trust can better project the recurring cash flows from the Trust’s properties.

ITEM 6.	EXHIBITS

See Exhibits Index on Page 24.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAXUS REALTY TRUST, INC.

Date:	November 14, 2006	By:	/s/ David L. Johnson
David L. Johnson
Chairman of the Board,
President and Chief Executive Officer
Trustee

Date:	November 14, 2006	By:	/s/ John W. Alvey
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

3.2	Bylaws of the Registrant, as amended May 22, 2006.

4.1	Promissory Note Secured by Deed of Trust dated August 22, 2006 executed by Northtown Business Center, L.L.C., in favor of Imperial Capital Bank.

4.2
Deed of Trust, Fixture Filing, Assignment of Rents, and Security Agreement dated August 22, 2006, executed by Northtown Business Center, L.L.C., in favor of Husch Trustee, Inc., as trustee, for the benefit of Imperial Capital Bank.

10.1	Purchase and Sale Agreement dated June 28, 2006, by and between Cherokee North Kansas City, LLC, and Northtown Business Center, L.L.C.

10.2	Second Amended Optional Stock Dividend Plan, as amended September 5, 2006.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.