Form 10KSB
period 2006-12-31
MAXUS REALTY TRUST INC.
filed 2007-03-27
CIK 748580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to __________________

Commission file number 000-13754

MAXUS REALTY TRUST, INC.
(Name of small business issuer in its charter)

Missouri	43-1339136
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

104 Armour, North Kansas City, Missouri	64116
(Address of principal executive offices)	(Zip Code)

(816) 303-4500
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $1.00 Par Value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None
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
Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year are $8,208,000.

As of February 22, 2007, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was $11,412,003. (The aggregate market value was computed on the basis of the closing price of $12.56 per share on February 22, 2007, using the number of shares not beneficially owned on February 22, 2007 by the Executive Officers, Trustees, or holders of 10% or more of the Registrant's common stock. The characterization of such Executive Officers, Trustees, and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

As of February 22, 2007, there were 1,402,396 shares of the Registrant’s common stock, par value $1 per share, issued and outstanding.

Documents incorporated by reference:

(1) Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2006, are incorporated by reference into Parts I & II of this Annual Report on Form 10-KSB.

(2) Portions of the Registrant’s 2006 Proxy Statement for the Annual Meeting to be held on May 8, 2006, are incorporated into Part III, as described herein. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB.

CAUTIONARY STATEMENTS

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

In connection with the change in the Trust’s investment policies described below, the Trust’s equity investments in income-producing real properties are segregated into two key segments, apartments and commercial. On August 15, 2000, the Trust purchased the Forest Park Apartments (formerly North Winn Apartments). In 2001, the Trust acquired the following properties: in August, King’s Court Apartments; in September, Chalet I and Chalet II Apartments and The Landings at Rock Creek Apartments; and in November, Barrington Hills Apartments. In May 2004, Terrace Apartments was acquired. In September 2004, Arbor Gate Apartments and Waverly Apartments were acquired. In July 2005 the Bicycle Club Apartments was acquired. On August 30, 2006 the Northtown Business Center was acquired. On November 17, 2006 Valley Forge Apartments was acquired. On January 11, 2007, Highland Pointe Apartments was acquired. Each of these properties is owned by single member limited liability companies wholly-owned by the Trust’s operating limited partnership, Maxus Operating Limited Partnership (“MOLP”). In May 2001, Franklin Park Distribution Center was sold. In May 2003, the Atrium at Alpha Business Center was sold. In August 2004, the ACI Building was sold. On July 21, 2006 Arbor Gate Apartments was sold.

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

Maxus Properties, Inc., a Missouri corporation (“Maxus”), provides property management services for the Registrant. David L. Johnson, Chairman, Chief Executive Officer and President of the Registrant, is the Chairman and majority shareholder of Maxus. John W. Alvey, Vice President and Chief Financial and Accounting Officer of the Registrant, is Executive Vice President and Chief Financial Officer of Maxus.

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

Since 2004 the Trust has been structured as what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, the Trust formed Maxus Operating Limited Partnership, a Delaware limited partnership (“MOLP"), and contributed all of its assets to MOLP in exchange for a 99.999% partnership interest in MOLP and the assumption by MOLP of all of the Trust's liabilities. Since the restructuring, the Trust has conducted and intends to continue to conduct all of its activities through MOLP. MOLP is the sole member of limited liability companies that own all of the Trust’s properties. Maxus Realty GP, Inc., a Delaware corporation that is wholly-owned by the Trust, is the sole general partner of MOLP and has a 0.001% interest in MOLP. As the sole general partner of MOLP, Maxus Realty GP, Inc. generally has the exclusive power under the partnership agreement to manage and conduct the business of MOLP, subject to certain limited approval and voting rights of the limited partners.

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests)

in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. At December 31, 2006, the Trust owned approximately 96.73% of the limited partnership interests in MOLP and minority holders of MOLP owned 47,339 limited partnership operating units, or approximately 3.27% of MOLP. The 47,339 limited partnership operating units were issued in connection with the acquisition of the Terrace Apartments in April 2004 and the acquisition of the Bicycle Club Apartments in July 2005.

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

Control and Influence by Significant Shareholders Could be Exercised in a Manner Adverse to Other Shareholders

As of February 22, 2006, the Executive Officers and Trustees owned approximately 35% of our outstanding shares of common stock. As a result of their ownership the Executive Officers and Trustees may have substantial influence over the Trust. Although these shareholders have not agreed to act together on any matter, they would be in a position to exercise more influence over the Trust’s affairs if they were to act together in the future. This influence could conceivably be exercised in a manner that is inconsistent with the interests of other shareholders.

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

Risks That May Affect The Market Price Of Our Shares

We Cannot Assure You We Will Continue Paying Dividends At Historical Rates

We suspended the payment of quarterly dividends until the Hurricane Katrina insurance claims become better known and we can better project the recurring cash flows from our properties. Our ability to continue paying dividends at historical rates or to increase our common stock dividend rate will depend on a number of factors, including our financial condition and results of future operations and our ability to acquire, finance and lease additional properties at attractive rates. If we decide not to pay quarterly dividends it could have an adverse effect on the market price of our common stock.

NASDAQ Risk Of Being De-Listed

On May 21, 2004, the Registrant received a notice from the Nasdaq Stock Market (“Nasdaq”) that it was not in compliance with the minimum $10,000,000 stockholders’ equity requirement for continued listing on the Nasdaq National Market as of March 31, 2004, as set forth in Marketplace Rule 4450(a)(3). Nasdaq requested that the Registrant provide a specific plan to achieve and sustain compliance with Nasdaq’s minimum stockholders’ equity standard for a twelve-month period. The Registrant's submitted its plan to achieve and sustain compliance with Nasdaq's minimum requirement on June 7, 2004. To achieve compliance the Registrant raised $500,000 in a private offering. The sale of the ACI Building in August 2004 also increased the Registrant’s stockholders’ equity due to the gain recognized by the Registrant in connection with the sale. Nasdaq accepted the Registrant’s plan to achieve and sustain compliance with the $10,000,000 minimum stockholders' equity requirement. As of December 31, 2006, the Registrant's stockholders' equity was approximately $12,451,000.

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

Employees

As of December 31, 2006, the Registrant has no employees. Property management services for the Registrant's investment properties are provided by Maxus. Maxus employs more than 236 people to manage 51 commercial and residential properties, including more than 7,285 apartment units and approximately 640,746 square feet of retail and office space.

ITEM 2: DESCRIPTION OF PROPERTY

On January 22, 1986, the Registrant purchased the Applied Communications, Inc. Building (the “ACI Building”), an office building located in Omaha, Nebraska. The ACI Building contained approximately 70,000 net rentable square feet and is located on a 7.59 acre site which provides paved parking for 400 cars. The purchase price of the ACI Building was $6,401,000. The building was 100% leased by a single tenant, Applied Communications, Inc. On December 4, 2001, a small, unimproved portion of the land on which ACI was situated was sold for $29,600 to an unrelated third party. The entire proceeds were applied to the loan on the property. The ACI Building was sold on August 25, 2004. The gain on sale was approximately $2,116,000, as described in more detail in Note 9 of the notes to Consolidated Financial Statements incorporated by reference to the Registrant’s 2006 Annual Report to Shareholders. In connection with the sale, the buyer executed a wrap loan agreement in the amount of $4,143,000 at a fixed rate of 8.63% in favor of ACI Financing LLC, which has debt of $4,143,000 at a fixed rate of 8.63% secured by the ACI Building. On December 8, 2006, the Lender, consented to (i) the transfer of the interest of ACI Financing, L.L.C., our subsidiary, in the ACI Building, to FOR 1031 Omaha LLC (“FOR 1031”) and (ii) FOR 1031’s assumption of ACI Financing’s obligations under ACI Financing’s existing loan from the Lender secured by the ACI Building. The wrap loan agreement and loan assumption are described in more detail in Note 5 of the notes to Consolidated Financial Statements incorporated by reference to the Registrant’s 2006 Annual Report to Shareholders.

On August 15, 2000, the Trust purchased the Forest Park Apartments (formerly North Winn Apartments) (”Forest Park”). Forest Park is located in Kansas City, Missouri. Forest Park consists of 110 multi-family apartment units. The purchase price was $2,725,000. In August 2000, $1,986,000 of debt was incurred relative to the acquisition of Forest Park. However, on August 31, 2005, the Trust refinanced the loan on Forest Park with NorthMarq Capital, Inc. and Freddie Mac.

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

In September 2001, in connection with the purchase of The Landings at Rock Creek Apartments (“The Landings”), the Trust assumed an existing loan and related mortgage and security instruments in favor of Berkshire Mortgage Finance Limited Partnership with an outstanding balance of approximately $3,839,000 at the time of assumption, at a fixed rate of 7.66%, which is due and payable on September 1, 2007. The Landings’ mortgage note was refinanced by NorthMarq Capital, Inc. and Freddie Mac on August 31, 2006. The mortgage note had an outstanding balance of $6,228,000 on December 31, 2006, with monthly principal and interest payments of $34,000 at a fixed interest rate of 6.19%. The mortgage note matures on September 1, 2016. The Landings is a 154 unit multi-family apartment complex in Little Rock, Arkansas.

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

On July 21, 2006, Arbor Gate Acquisition, L.L.C., sold its multi-family unit apartment complex, Arbor Gate Apartments to an unrelated third party. The sale of Arbor Gate is described in more detail in Note 10 of the Notes to Consolidated Financial Statements incorporated by reference to the Registrant’s 2006 Annual Report to Shareholders. The Waverly property is actively being marketed for sale in its present condition and it is expected to sell at an amount equal to or greater than its net book value. The sale of the Waverly property is expected to be completed within one year.

On July 1, 2005, the Trust, through a wholly-owned subsidiary of MOLP, acquired Bicycle Club Apartments (“Bicycle Club”), a 312-unit apartment complex located in Kansas City, Missouri. The Bicycle Club’s monthly mortgage payments of principal and interest are $48,000, with a fixed interest rate of 5.29%. The debt obligation matures on March 1, 2008. The mortgage note payable includes a debt premium balance of $345,000. The total consideration paid for the property was $3,267,000. The Bicycle Club mortgage note was refinanced by NorthMarq Capital, Inc. and Freddie Mac on August 25, 2006. A gain of $219,000 was recognized upon extinguishment of this debt. The mortgage note has an outstanding balance of $11,210,000 at December 31, 2006 with monthly principal and interest payments of $36,000 at a fixed interest rate of 6.19%. The mortgage note matures on September 1, 2016.

On August 30, 2006, a wholly-owned subsidiary of the Trust, Northtown Business Center, L.L.C., purchased approximately 12.44 acres of land and an industrial building containing approximately 240,000 rentable square feet of industrial and related office and mezzanine space located in North Kansas City, Missouri. The Trust funded the acquisition of the Property with cash and escrow of $2,169,000 and a mortgage loan of $3,150,000. The acquisition of Northtown Business Center is described in more detail in Note 8 of the Notes to Consolidated Financial Statements incorporated by reference to the Registrant’s 2006 Annual Report to Shareholders.

On November 17, 2006, a wholly-owned subsidiary of the Trust, North Winn Acquisition, L.L.C., acquired the Valley Forge Apartments (“Valley Forge”), an 88-unit apartment complex located in Kansas City, Missouri. Valley Forge’s monthly mortgage payments of principal and interest are $8,000 with a fixed interest rate of 5.69%. The debt obligation matures on December 1, 2015. The total consideration paid for the property was $2,450,000. Valley Forge and Forest Park Apartments are operated as one entity.

On January 11, 2007, a wholly-owned subsidiary of the Trust, Highland Pointe Acquisition, L.L.C., acquired all of the preferred and common membership interests in West OKC HighlandPointe Association, L.L.C. (“OKC”). OKC owned a 232-unit apartment community in Yukon, Oklahoma, located approximately 15 miles west of Oklahoma City, Oklahoma. This property was built in 2004. The purchase price was $16.25 million. The Trust assumed a mortgage loan with an outstanding balance of $12.7 million. However, on February 2, 2007, the Trust refinanced the property and paid off the construction loan, with a mortgage loan of $13.0 million from NorthMarq Capital, Inc. The new loan bears interest at a fixed rate of 5.67% and matures on February 28, 2017. Beginning April 1, 2009 monthly principal and interest payments of $75,205 are due.

Each of the properties is owned by limited liability companies wholly owned by MOLP.

Reference is made to Note 3 of Notes to Consolidated Financial Statements incorporated by reference to the Registrant's 2006 Annual Report to Shareholders for a description of the mortgage indebtedness secured by the Registrant's real property investments.

Management believes the Registrant’s properties are adequately covered by insurance and considers the properties to be well maintained and sufficient for the Registrant’s operations. Projected capital expenditures of approximately $584,000 are planned for 2006, primarily for painting, roofs, parking lot and driveway improvements, and HVAC projects, with the majority of the expenditures expected to be reimbursed from reserves held by the lenders. Capital replacements of approximately $235,000 are also expected to be reimbursed from reserves held by lenders. Except for the items mentioned, management does not anticipate any material capital operating expenditures for any one property in 2006. However, the Trust will continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

It is the Registrant’s current investment policy to acquire, operate, lease and otherwise invest in and deal with real estate primarily consisting of income-producing properties. Subject to limitations in the Registrant’s Bylaws, the Registrant’s trustees may change its investment policy with shareholder approval.

The following tables set forth certain information as of December 31, 2006 relating to the properties owned by the Registrant.

			AVERAGE
			ANNUALIZED
	NUMBER	TOTAL	EFFECTIVE
	OF	ANNUALIZED	BASE RENT	PERCENT
PROPERTY	UNITS	BASE RENT	PER UNIT	LEASED

Barrington Hills	232	1,266,000	5,457	88%

Bicycle Club	312	1,880,000	6,026	93%

Chalet	234	1,421,000	6,073	96%

Forest Park/Valley Forge (1)	198	731,000	3,692	89%

King’s Court/Terrace (2)	166	1,030,000	6,205	94%

The Landings	154	987,000	6,049	85%

Northtown Business Center	240,000 sq. ft.	816,000	3/sq. ft.	95%
	commercial bldg.

(1) Forest Park and Valley Forge are operated as one entity.
(2) King’s Court and Terrace (“Kings Court/Terrace”) are operated as one entity.

		BOOK	BOOK	BOOK	2006 REALTY
PROPERTY		BASIS	METHOD	LIFE	TAX PAID

Forest Park/	Building	$4,085,000	SLMM	27.5	$41,000
Valley Forge	Land Improvements	701,000	SLMM	15
	Personal Property	645,000	SLMM	7

King’s Court/	Building	5,150,000	SLMM	27.5	70,000
Terrace	Personal Property	475,000	SLMM	7

The Landings	Building	5,184,000	SLMM	27.5	* 70,000
	Land Improvements	73,000	SLMM	15
	Personal Property	424,000	SLMM	7

Chalet	Building	7,560,000	SLMM	27.5	149,000
	Land Improvements	40,000	SLMM	15
	Personal Property	660,000	SLMM	7

Barrington	Building	6,271,000	SLMM	27.5	* 85,000
Hills	Land Improvements	365,000	SLMM	15
	Personal Property	665,000	SLMM	7

Bicycle Club	Building	9,660,000	SLMM	27.5	156,000
	Land Improvements	1,308,000	SLMM	15
	Personal Property	656,000	SLMM	7

Northtown	Building	3,966,000	SLMM	27.5	40,000
Business Ctr.	Land Improvements	300,000	SLMM	15

	Total	$ 48,188,000

SLMM - Straight line, mid-month
* Tax bills in arrears - 2005 tax paid in 2006.

The majority of the residential tenants execute six to twelve month leases. Commercial tenants at Northtown Business Center have a remaining term on an average of seven years at December 31, 2006.

The business in which the Registrant is engaged is highly competitive, as described in more detail in Item 1 of the Form 10-KSB.

Additional information required by Item 102 of Regulation S-B is incorporated by reference from the Registrant’s 2006 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Although management believes the Trust is entitled to a return of the $100,000 deposit if the transaction is not ultimately closed, no assurances can be given that the deposit will ultimately be returned to the Trust. The case is set for trial in the Circuit Court of Clay County, Missouri starting on June 18, 2007. No liability has been recorded for the contested earnest money deposit, based on management’s expectation of the ultimate outcome.

Maxus Realty Trust, Inc. vs RSUI Indemnity Company

On September 7, 2006 the Registrant filed a lawsuit against RSUI Indemnity Company (“RSUI”) in the United States District Court for the Western District of Missouri, Case No. 06-0750-CV-W-ODS. The Registrant brought this suit because management and the insurance carrier, RSUI, have failed to reach a compromise agreement regarding the scope of damages and the associated costs specifically related to the insurance claims filed on behalf of Waverly Apartments due to the damages caused by Hurricane Katrina on August 29, 2005. The lawsuit alleges breach of contract and vexatious refusal by RSUI for its failure to fulfill its indemnity obligations under the commercial property insurance policy issued to the Trust by RSUI covering Waverly Apartments. On January 11, 2007 certain members of management represented by legal counsel attended a court ordered Early Assessment Meeting. The case was not resolved at the meeting. Management intends to vigorously pursue this matter. At this date, the amount of any additional recovery and the ultimate resolution of this matter cannot be estimated. The lawsuit is discussed in more detail in Note 10 of the Notes to the Consolidated Financial Statements incorporated by reference to the Registrant’s 2006 Annual Report to Shareholders.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by Item 201 of Regulation S- B is incorporated by reference from the Registrant's 2006 Annual Report to Shareholders under the headings "Market Information," “Nasdaq” and "Dividends".

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information required by Item 303 of Regulation S-B is incorporated by reference from the Registrant's 2006 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7: FINANCIAL STATEMENTS

The consolidated financial statements of the Registrant are incorporated by reference from the Registrant's 2006 Annual Report to Shareholders.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A: CONTROLS AND PROCEDURES

The Registrant, including its principal executive officer and principal financial officer, after evaluating the design and effectiveness of the Registrant’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, due to their consideration of a finding by the Registrant’s independent auditors, KPMG LLP, of a material weakness in the Registrant’s internal control over financial reporting that the Registrant maintained insufficient technical accounting resources related to financial statement preparation and disclosures required under accounting principles generally accepted in the United States and by the SEC, the Registrant’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC for filing the Registrant’s periodic reports. A “material weakness” is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Except for the material weakness identified above, there has been no change in the Registrant’s internal control over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. The Registrant is in the process of determining the remediation measures that will be taken to address the identified material weakness within parameters that the Registrant determines are cost-effective.

ITEM 8B: OTHER INFORMATION

Not applicable.

PART III

ITEM 9: TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the Registrant’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 8, 2007, under the captions “Election of Trustees” and “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The following table sets forth certain information with respect to the executive officers of the Registrant as of February 21, 2007.

Name	Position	Age	Has served in position since

David L. Johnson	Chief Executive Officer, President and Chairman	50	May 11, 2004

John W. Alvey	Vice President, Chief Financial and Accounting Officer	48	November 10, 1999

DAVID L. JOHNSON
Mr. Johnson, age 50, is Chairman and majority shareholder of Maxus, whose offices are located at 104 Armour Road, North Kansas City, Missouri 64116. He has served in this capacity since its inception in 1988. Mr. Johnson is also on the Board of Directors of Maxus Capital Corp., the managing general partner of Maxus Real Property Investors-Four, L.P., a Missouri limited partnership. Mr. Johnson is also President of KelCor, Inc. (“KelCor”), a Missouri corporation that specializes in the acquisition of commercial real estate.

JOHN W. ALVEY
Mr. Alvey, age 48, is Executive Vice President and Chief Financial Officer of Maxus and has served in this capacity since 1988. Mr. Alvey is also Vice President of Kelcor, Inc., a Missouri Corporation that specializes in the acquisition of real estate.  Mr. Alvey is also on the Board of Directors of Maxus Capital Corp., the managing general partner of Maxus Real Property Investors-Four, L.P.

Code of Conduct

The Registrant's board of trustees has adopted a code of conduct for its principal executive officer, principal financial officer, principal accounting officer or controller and/or those persons performing similar functions.

ITEM 10: EXECUTIVE COMPENSATION

The information set forth in the Registrant’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 8, 2007 under the captions “Election of Trustees-Trustees’ Compensation,” “Election of Trustees-Executive Compensation,” “Election of Trustees-Related Transactions,” and “Election of Trustees-Report of the Independent Trustees” is incorporated herein by reference. The Registrant does not have any compensation plans under which equity securities of the Registrant are authorized for issuance.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Registrant’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 8, 2007 under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the Registrant’s definitive proxy statement to be filed in connection with its Annual Meeting to be held May 8, 2007 under the caption “Election of Trustees-Related Transactions” is incorporated herein by reference.

ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K

A list of exhibits required to be filed as part of this report on Form 10-KSB is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference. The following documents are filed as a part of this report:

The following financial statements of the Registrant are incorporated by reference to the Registrant's 2006 Annual Report to Shareholders:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets (December 31, 2006 and 2005)

Consolidated Statements of Operations (For the years ended December 31, 2006 and 2005)

Consolidated Statements of Shareholders’ Equity (For the years ended December 31, 2006 and 2005)

Consolidated Statements of Cash Flows (For the years ended December 31, 2006 and 2005)

Notes to Consolidated Financial Statements (December 31, 2006 and 2005)

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the Registrant’s definitive proxy statement to be filed in connection with its Annual Meeting to be held May 8, 2007 under the captions “Election of Trustees - Audit Fees”, “- Audit Related Fees”,  "- Tax Fees”,  “- All Other Fees”, and “- Audit Committee’s Pre-Approval Policies” is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAXUS REALTY TRUST, INC.

Date: March 19, 2007	/s/ David L. Johnson
By: David L. Johnson
President, Chief Executive Officer and Chairman

In accordance with the Securities Exchange Act of 1934, this report has been signed below on March 19, 2007, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ David L. Johnson
By: David L. Johnson
President, Chief Executive Officer, Chairman
and Trustee

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

3.2
Bylaws of the Registrant, as amended, are incorporated by reference to Exhibit 3.2, to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 0013754).

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

4.8
Promissory Note Secured by Deed of Trust dated August 22, 2006 executed by Northtown Business Center, L.L.C., in favor of Imperial Capital Bank is incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

4.9
Deed of Trust, Fixture Filing, Assignment of Rents, and Security Agreement dated August 22, 2006, executed by Northtown Business Center, L.L.C., in favor of Husch Trustee, Inc., as trustee, for the benefit of Imperial Capital Bank is incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

4.10	Multifamily Note Multistate - Fixed to Float dated as of January 31, 2007 executed by West OKC HighlandPointe Associates LLC, in favor of NorthMarq Capital, Inc.

4.11	Multifamily Mortgage, Assignment of Rents and Security Agreement dated as of January 31, 2007, by and between West OKC HighlandPointe Associates LLC and NorthMarq Capital, Inc.

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

10.3
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

10.9
Amendment to Land Use Regulatory Agreement dated November 14, 2001 by and among Pulaski County Public Facilities Board, State Street Bank and Trust Company of Missouri, N.A., Waterton Raintree, LLC and Barrington Hills Acquisition, L.L.C. is incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.10
Management Agreement for Barrington dated November 1, 2001 by and between Barrington Hills Acquisition, L.L.C. and Maxus Properties, Inc. is incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.11
First Amended and Restated Agreement of Limited Partnership of Maxus Operating Limited Partnership dated as of October 15, 2003 is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 (File No. 000-13754).

10.12
Agreement and Plan of Merger dated March 18, 2005 between Bicycle Club L.L.C. and Secured Investment Resources Fund, L.P., III is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.13
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

10.15
Purchase and Sale Agreement dated June 28, 2006, by and between Cherokee North Kansas City, LLC, and Northtown Business Center, L.L.C. is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.16	Management Agreement between Maxus Properties, Inc. and Northtown Business Center, L.L.C. dated August 30, 2006.

10.17
Second Amended Optional Stock Dividend Plan, as amended September 5, 2006 is incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.18	Membership Interest Purchase and Sale Agreement dated December 22, 2006, by and between Highland Pointe Acquisition, L.L.C. and West OKC HighlandPointe Associates LLC.

10.19	Management Agreement between Maxus Properties, Inc. and Highland Pointe Acquisition, L.L.C. dated January 11, 2007.

13
2006 Annual Report to Shareholders. Except for those portions expressly incorporated by reference in this Form 10-KSB, the 2006 Annual Report to Shareholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-KSB.

14	Maxus Realty Trust, Inc. Code of Conduct is incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (File No. 000-13754).

21	Subsidiaries of Maxus Realty Trust, Inc. (all are formed under Missouri law unless otherwise indicated).
ACI Financing, L.L.C.
Arbor Gate Acquisition, L.L.C.
Barrington Hills Acquisition, L.L.C.
Bicycle Club, L.L.C.
Chalet I Acquisition, L.L.C.
Chalet II Acquisition, L.L.C.
Highland Pointe Acquisition, L.L.C.
King’s Court/Terrace Acquisition L.L.C.
Landings Acquisition, L.L.C.
Maxus Operating Limited Partnership (Delaware)
Maxus Realty G.P., Inc. (Delaware)
North Winn Acquisition, L.L.C.
Northtown Business Center, L.L.C.
Waverly Acquisition, L.L.C.
West OKC HighlandPointe Associates L.L.C.

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