Form 10QSB
period 2007-03-31
MAXUS REALTY TRUST INC.
filed 2007-05-15
CIK 748580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended: March 31, 2007

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

State the number of shares outstanding of the Trust’s sole class of common equity, $1.00 par value common stock, as of March 31, 2007: 1,402,396.

Transitional Small Business Disclosure Format (check one):    Yes ☐  No ☒

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MAXUS REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
Assets	(Unaudited)
Investment property:
Land	$3,101,000	2,403,000
Buildings and improvements	59,365,000	44,663,000
Personal property	4,341,000	3,525,000
	66,807,000	50,591,000

Less accumulated depreciation	(8,149,000)	(7,491,000)

Total investment property, net	58,658,000	43,100,000

Cash	5,096,000	8,470,000
Escrows and reserves	1,341,000	1,261,000
Accounts receivable	31,000	119,000
Prepaid expenses and other assets	221,000	281,000
Intangible assets, net	405,000	346,000
Deferred expenses, less accumulated amortization	630,000	529,000
Assets of discontinued operations	128,000	128,000
Total assets	$66,510,000	54,234,000

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage notes payable	$52,008,000	39,132,000
Accounts payable, prepaid rent and accrued expenses	986,000	1,190,000
Real estate taxes payable	480,000	265,000
Refundable tenant deposits	282,000	244,000
Other accrued liabilities	46,000	46,000
Liabilities of discontinued operations	222,000	204,000
Total liabilities	54,024,000	41,081,000

Minority interest	689,000	702,000

Shareholders’ equity:
Common stock, $1 par value; Authorized 5,000,000 shares,
issued and outstanding 1,402,000 and 1,401,000 shares
in 2007 and 2006, respectively	1,402,000	1,401,000
Preferred Stock, $0.01 par value; Authorized 5,000,000 shares,
no shares issued and outstanding	---	---
Additional paid-in capital	19,150,000	19,130,000
Distributions in excess of accumulated earnings	(8,755,000)	(8,080,000)
Total shareholders’ equity	11,797,000	12,451,000
	$66,510,000	54,234,000
See accompanying notes to unaudited condensed consolidated financial statements.

MAXUS REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	March 31,	March 31,
Income	2007	2006
Revenues:
Rental	$2,482,000	1,801,000
Other	322,000	200,000
Total revenues	2,804,000	2,001,000

Expenses:
Depreciation and amortization	792,000	530,000
Repairs and maintenance	300,000	187,000
Turn costs and leasing	142,000	95,000
Utilities	261,000	139,000
Real estate taxes	211,000	143,000
Insurance	113,000	75,000
Related party management fee	126,000	99,000
Other operating expenses	299,000	221,000
General and administrative	180,000	66,000

Total operating expenses	2,424,000	1,555,000

Operating income	380,000	446,000

Interest income	(48,000)	(137,000)
Interest expense	810,000	593,000
Loss before minority interest and discontinued operations	(382,000)	(10,000)
Less minority interest in continuing operations	12,000	---
Loss from continuing operations	(370,000)	(10,000)

Income (loss) from discontinued operations before minority interest	(16,000)	46,000
Less minority interest in discontinued operations	1,000	(1,000)
Income (loss) from discontinued operations	(15,000)	45,000

Net income (loss)	$(385,000)	35,000

Per share data (basic and diluted):
Loss from continuing operations	$(0.26)	(0.01)
Income from discontinued operations	0.01	0.03
Net income (loss) per share	$(.27)	0.02

Distributions:
Paid year-to-date:
Taxable to Shareholders	$ ---	---
Return of capital	$.20	---
Total paid year-to-date	$.20	---

Weighted average shares outstanding, basic and diluted	1,402,000	1,401,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAXUS REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
Cash flows from operating activities:	Mar. 31, 2007		Mar. 31, 2006
Net income (loss)		$(385,000)	35,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest		(13,000)	1,000
Reduction in ACI Make Whole Premium		---	(115,000)
Depreciation and amortization		792,000	560,000
Amortization of loan premium		---	(31,000)
Amortization of loan costs		20,000	55,000
Changes in accounts affecting operations:
Accounts receivable		88,000	(27,000)
Prepaid expenses and other assets		59,000	139,000
Escrows and reserves, net		31,000	20,000
Accounts payable and other liabilities		57,000	(140,000)
Net cash provided by operating activities		649,000	497,000
Cash flows from investing activities:
Capital expenditures		(164,000)	(79,000)
Acquisition of Highland Pointe		(3,420,000)	---
Insurance proceeds received from escrow for investment property		---	602,000
Net cash (used in) provided by investing activities		(3,584,000)	523,000
Cash flows from financing activities:
Principal payments on mortgage notes payable		(124,000)	(90,000)
Cash paid in connection with refinance of investment property		(23,000)	---
Payment of loan fees		(23,000)	---
Issuance of common stock		21,000	---
Distributions paid to shareholders		(290,000)	---
Net cash used in financing activities		(439,000)	(90,000)
Net increase (decrease) in cash		(3,374,000)	930,000
Cash, beginning of year		8,470,000	2,009,000
Cash, end of year		$5,096,000	2,939,000
Supplemental disclosure of cash flow information -
Cash paid during the three month period for interest		$726,000	730,000
Supplemental disclosure of non-cash investing and financing activities:
Highland Pointe assets acquired		$16,250,000	---
Highland Pointe mortgage notes payable and other liabilities assumed		$12,830,000	---
Highland Pointe mortgage debt extinguished with refinancing		$12,700,000	---
Mortgage note resulting from refinancing		$13,000,000	---
Arbor Gate renovations financed with accounts payable	$	---	248,000
Arbor Gate renovations paid from insurance escrow account	$	---	863,000
Waverly mortgage paid from insurance escrow account	$	---	4,187,000
Insurance proceeds deposited to escrows and reserves	$	---	186,000

See accompanying notes to unaudited condensed consolidated financial statements.

(Remainder of page left blank intentionally.)

MAXUS REALTY TRUST, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

Maxus Realty Trust, Inc. (the “Trust” or “Registrant”), is structured as what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, the Trust formed Maxus Operating Limited Partnership, a Delaware limited partnership (“MOLP"), to which the Trust contributed all of its assets, in exchange for a 99.999% partnership interest in MOLP and the assumption by MOLP of all of the Trust's liabilities. The Trust now conducts and intends to continue to conduct all of its activities through MOLP. MOLP is the sole member of limited liability companies that own all of the Trust’s properties. Maxus Realty GP, Inc., a Delaware corporation that is wholly owned by the Trust, is the sole general partner of MOLP and has a 0.001% interest in MOLP. As the sole general partner of MOLP, Maxus Realty GP, Inc. generally has the exclusive power under the partnership agreement to manage and conduct the business of MOLP, subject to certain limited approval and voting rights of the limited partners.

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. At March 31, 2007, the Trust owned approximately 96.73% of the limited partnership interests in MOLP and minority holders of MOLP owned 47,339 limited partnership operating units, or approximately 3.27% of MOLP. The 47,339 limited partnership operating units were issued in connection with the acquisition of the Terrace Apartments in April 2004, and the acquisition of the Bicycle Club Apartments in July 2005.

(2) Summary of Significant Accounting Policies

Refer to the financial statements of the Trust for the year ended December 31, 2006, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies, which have been continued. Also, refer to the notes to the Trust’s Annual Report for additional details of the Trust’s financial condition.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for all periods presented have been made. The results for the three-month period ended March 31, 2007 are not necessarily indicative of the results which may be expected for the entire year.

Prior period amounts have been reclassified to conform to the current year presentation. Prior to the third quarter of 2006 the Trust had presented amortized debt issuance costs with depreciation and amortization. These debts have been reclassified and have been presented as interest expense for all periods presented. For the three months ended March 31, 2007 and 2006 these costs were $19,000 and $15,000 respectively.

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

Following is information for each segment for the three months ended March 31, 2007:

Three Months Ended March 31, 2007:

		Net Income
		(Loss)		Depreciation
	Total	Continuing	Capital	and	Interest	Discontinued
	Revenue	Operations	Acquisitions	Amortization	Expense	Operations	Assets (1)
Apartments	$2,484,000	(329,000)	16,216,000	741,000	755,000	(16,000)	63,008,000
Commercial Bldg.	320,000	81,000	---	51,000	55,000	---	3,374,000
Parent	---	(134,000)	---	---	---	---	---
Subtotal	2,804,000	(382,000)	16,216,000	792,000	810,000	(16,000)	66,382,000
Minority Interest		12,000	---	---	---	1,000	---
Total	$2,804,000	(370,000)	16,216,000	792,000	810,000	(15,000)	66,382,000

(1)   The assets do not include assets from discontinued operations.

Note, that at March 31, 2006, there was one reportable segment.

Mortgage Note Payable

The Highland Pointe mortgage note of $12,700,000 was refinanced by NorthMarq Capital, Inc. on February 2, 2007 and is secured by the property, Highland Pointe Apartments, an assignment of rents, and a security agreement. The mortgage note has an outstanding balance of $13,000,000 at March 31, 2007, with monthly interest only payments due from April 1, 2007 through March 1, 2009, at a fixed rate of 5.67%. Beginning April 1, 2009 through the maturity date, monthly principal and interest payments of $75,200 are due. The mortgage note matures on February 28, 2017, with an extension period of 12 months at a variable interest rate.

(4) Property Acquisition

On January 11, 2007, a wholly owned subsidiary of the Trust, Highland Pointe Acquisition, L.L.C., purchased approximately 14 acres of land and a 232-unit multifamily housing apartment complex located in Yukon, Oklahoma. The Trust paid cash of $3,420,000 and assumed a mortgage of $12,700,000 along with certain other liabilities. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$6,000
In-place lease	192,000
Investment property	15,354,000
Land	698,000
Total	$16,250,000

Current liabilities	$130,000
Mortgage note payable (2)	12,700,000
Total liabilities assumed	12,830,000
Net assets acquired	$3,420,000

(2) Highland Pointe’s mortgage was refinanced by NorthMarq Capital Bank on February 2, 2007. (See Note 3)

(Remainder of page left blank intentionally.)

The table below presents the unaudited proforma results of operations of the Trust as if the Highland Pointe acquisition had occurred at the beginning of the respective periods.

	Three Months Ended
	March 31,	March 31,
	2007	2006
Total revenue	$2,804,000	2,414,000
Net income (loss)	$(385,000)	(340,000)
Per share data (basic and diluted):
Net income (loss)	$(0.26)	(0.24)

This unaudited proforma information does not purport to be indicative of the results that actually would have been obtained if the transactions had actually occurred at the beginning of the respective periods and is not intended to be a projection of future results.

The Trust applies SFAS No. 141, Business Combinations, for rental property acquisitions. The Trust considers the fair values of both tangible and intangible assets or liabilities when allocating the purchase price (plus any capitalized costs incurred during the acquisition). Tangible assets typically include land, land improvements, building, tenant improvements, furniture, fixtures and equipment. Intangible assets or liabilities may include values assigned to in-place leases (including the separate values of tenant relationships and any above or below market leases), and any assumed financing that is determined to be above or below market terms.

The Trust usually acquires tenant leases with property acquisitions. The fair value of the tangible assets is determined by valuing the property as if it were vacant based on management’s determination of the relative fair values of the assets. Management determines the as if vacant fair value of a property using recent independent appraisals or methods similar to those used by independent appraisers. The aggregate value of intangible assets or liabilities, including in-place leases, is measured based on the difference between the stated price plus capitalized costs of the property as if vacant.

The fair value of acquired in-place leases includes management’s estimate of the following amounts: (i) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute the leases, including leasing commissions, advertising and other related costs); (ii) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed re-leasing period (i.e. utilities); (iii) the value associated with lost rental revenue from existing leases during the assumed re-leasing period. Amounts allocated to in-place leases are amortized over the estimated remaining initial lease term of the respective leases and recorded as amortization expense.

In accordance with SFAS No. 141, Business Combinations, the Trust has determined the fair value of acquired in-place leases, which consist of the following:

	March 31, 2007	Dec. 31, 2006
In-place leases, net of accumulated amortization of $167,000 and $33,000 respectively	$405,000	346,000

Total intangible assets, net	$405,000	346,000

In place leases, net at March 31, 2007 relate to the Northtown Business Center, Valley Forge and Highland Pointe acquisitions and in-place leases net at December 31, 2006 relate to the Northtown Business Center and Valley Forge Apartments purchased in the fourth quarter of 2006.

Amortization expense for 2007 is expected to be $313,000, of which $134,000 was recognized in the period ended March 31, 2007.

(5) Related Party Transactions

Maxus Properties, Inc., an affiliate of the Trust through affiliated ownership, manages the Trust’s properties. The

Trust paid Maxus Properties, Inc. property management fees (including fees related to discontinued operations) of $126,000 and $106,000 for the three months ended March 31, 2007 and 2006, respectively. Management fees are determined pursuant to management agreements that provide for fees calculated as a percentage of monthly gross receipts (as defined) from the properties’ operations and reimbursement of payroll related costs. At March 31, 2007, and 2006, $145,000 and $64,000, respectively, was payable to Maxus Properties, Inc. for accrued payroll, and direct expense reimbursement and accrued management fees.

Certain Maxus Properties, Inc. employees are located at the Trust’s properties and perform leasing, maintenance, office management, and other related services for these properties. The Trust recognized $344,000 and $264,000 of payroll costs in the three months ended March 31, 2007 and 2006 respectively, that have been reimbursed to Maxus Properties, Inc.

In January 2007, the Trust’s Audit Committee approved $107,750 in fees for administrative services provided by Maxus Properties, Inc. The fees were incurred primarily for refinancings undertaken and acquisitions made in 2006. The refinancing fees of $50,000 have been deferred and are being amortized over the term of the debt. The acquisition fees were expensed as general and administrative expenses in 2006. At March 31, 2007 fees associated with the purchase and refinancing of Highland Pointe was approximately $75,000. These fees will be expensed in 2007.

(6) Contingencies

Legal Proceedings

The Trust is a defendant in certain legal actions. It is our opinion, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on our consolidated financial position or operations. Please refer to Part II, Item 1, of this report for a description of certain pending legal proceedings.

(7) Discontinued Operations/Involuntary Conversions

The Trust has reclassified its Condensed Consolidated Balance Sheet as of March 31, 2007 and has presented its Condensed Consolidated Statement of Operations for the three months ended March 31, 2007 to reflect discontinued operations of the Arbor Gate Apartments (“Arbor Gate”) and the Waverly Apartments (“Waverly”).

The Board decided to market the properties for sale in May 2006 after careful consideration of the devastating effects of Hurricane Katrina both to the properties and to the regional economy. As a result of Hurricane Katrina, the Waverly Apartments were completely destroyed and remain uninhabitable. Management and the Board agreed that due to the delay of “new” construction, the inability to receive raw materials for rebuilding, the suffering job market and the increased costs of insurance, it would be prudent to pull out of this geographical location and reinvest its proceeds from the sale of these two assets in another market. On July 21, 2006, Arbor Gate Acquisition, L.L.C., completed the sale of its multi-family unit apartment complex, Arbor Gate Apartments.

The Waverly property is actively being marketed for sale and is expected to sell at an amount equal to or greater than its net book value. The property’s net book value at March 31, 2007 is $128,000. The sale of this asset is expected to be completed within the year.

(Remainder of page left blank intentionally.)

Condensed financial information for Arbor Gate and Waverly are as follows:
DISCONTINUED OPERATIONS
(ARBOR GATE AND WAVERLY)
BALANCE SHEET

Assets	March 31, 2007	Dec. 31, 2006
Investment property
Land	$128,000	128,000
Assets of discontinued operations - property held for sale	$128,000	128,000

Liabilities:
Account payable, prepaid rent and accrued expenses	$153,000	149,000
Real estate taxes payable	69,000	55,000
Liabilities of discontinued operations - property held for sale	$222,000	204,000

DISCONTINUED OPERATIONS
(ARBOR GATE AND WAVERLY)
STATEMENTS OF OPERATIONS
	Three Months Ended
	March 31, 2007	March 31, 2006
Total revenues	$1,000	153,000
Operating Expenses	(17,000)	(154,000)
Net operating income (loss)	(16,000)	(1,000)
Interest income	---	21,000
Interest expense	---	(89,000)
Loss from discontinued operations - before ACI	$(16,000)	(69,000)
Income from discontinued operations - ACI	---	115,000
Income (loss) from discontinued operations - ACI	$(16,000)	46,000

On August 29, 2005, Arbor Gate and Waverly sustained extensive damages caused by Hurricane Katrina. The rehabilitation of Arbor Gate due to the damages was ongoing at December 31, 2005 and was completed during the year ended December 31, 2006. Waverly has not been rehabilitated. Both properties were insured for property damage resulting from Hurricane Katrina.

As of the date of the hurricane, the estimated total net book value of the assets destroyed at Arbor Gate and Waverly was $6,159,000. An insurance receivable for this amount was recorded during 2005 due to expected recovery from the insurance carriers. During the year ended December 31, 2005, the Trust received a total of $5,600,000 from the insurance carriers resulting in a receivable at December 31, 2005 of approximately $560,000. During the year end December 31, 2006, the Trust received additional sums totaling approximately $1,430,000. Amounts received in excess of the recorded receivable were recognized as a gain of approximately $871,000 after the Trust determined there were no remaining contingencies on recoveries received. Of the total amount of insurance recoveries received to date approximately $344,000 was paid by the excess property carrier. The recovery from the excess property carrier represents the undisputed portion of the Trust’s claim. The Trust is still seeking additional amounts from the excess property carrier and has filed a lawsuit in regard to this matter as described below.

The Trust has had various discussions with its excess property insurance carrier, RSUI Indemnity Company (“RSUI”) concerning amounts the Trust believes it is owed pursuant to its insurance policy. The Trust has reached settlements with its flood and primary wind carrier for the amounts described in the preceding paragraph. However, because management and RSUI have failed to reach an agreement regarding the scope of damages and the associated costs specifically related to the insurance claims filed on behalf of Waverly, the Trust filed a lawsuit on September 7,

2006 against RSUI in the United States District Court for the Western District of Missouri. The lawsuit alleges breach of contract and vexatious refusal by RSUI for its failure to fulfill its indemnity obligations under the commercial property insurance policy issued to the Trust by RSUI covering Waverly Apartments. The Trust intends to vigorously pursue this matter. At this date, the amount of any additional recovery and the ultimate resolution of this matter cannot be estimated.

(8) Subsequent Events

Dividend

On April 17, 2007, the Board of Trustees of Maxus Realty Trust, Inc. (the “Registrant”) approved the payment of a quarterly cash dividend of $.20 per share to the holders of record on April 27, 2007 of the Registrant’s $1.00 par value, common stock. The dividend was paid on or about April 30, 2007.

On May 8, 2007, the Board of Trustees of the Registrant declared a cash dividend of $0.20 per share payable to the holders of record on May 31, 2007 of the Registrant’s $1.00 par value, common stock. The Board anticipates that the dividend will be paid on June 21, 2005.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for us on January 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS No. 159 on its condensed consolidated financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the accompanying Condensed Consolidated Financial Statements. The most significant assumptions and estimates relate to revenue recognition, depreciable lives of investment property, capital expenditures, properties held for sale, and the valuation of investment property. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

(Remainder of page left blank intentionally.)

The Trust primarily invests in income-producing real properties (apartments). As of March 31, 2007 the Trust’s portfolio is comprised of:

PROPERTY	# UNITS	TYPE	LOCATION	PURCHASE DATE

Barrington Hills Apartments (“Barrington Hills”)	232	Apartments	Little Rock, AR	November, 2001

Bicycle Club Apartments (“Bicycle Club”)	312	Apartments	North Kansas City, MO	July, 2005

Chalet Apartments - I and II (“Chalet”)	234	Apartments	Topeka, KS	September, 2001

Forest Park Apartments (1) (“Forest Park”) (f.k.a. North Winn)	110	Apartments	Kansas City, MO	August, 2000

Valley Forge Apartments (1) (“Valley Forge”)	88	Apartments	Kansas City, MO	November, 2006

King’s Court Apartments (2) (“King’s Court”)	82	Apartments	Olathe, KS	August, 2001

Terrace Apartments (2) (“Terrace”)	84	Apartments	Olathe, KS	April, 2004

Highland Pointe Apartments	232	Apartments	Yukon, OK	January, 2007
(“Highland Pointe”)

Northtown Business Center	240,000 sq. ft. & 12.44 acres	Industrial and related office and mezzanine space	North Kansas City, MO	August, 2006

The Landings Apartments (the “Landings”)	154	Apartments	Little Rock, AR	September, 2001

Waverly Apartments (“Waverly”)	128	Apartments	Bay Saint Louis, MS	September, 2004

(1)   Forest Park and Valley Forge Apartments are operated as one entity.
(2)  King’s Court and Terrace Apartments (“Kings Court/Terrace”) are operated as one entity.
(3)  Waverly Apartments is classified as a discontinued operation and is held for sale.

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. The Trust anticipates that the UPREIT structure will enable it to make additional acquisitions of properties from tax-motivated sellers. As an UPREIT, the Trust believes that MOLP will be able to issue limited partnership operating units to tax-motivated sellers who contribute properties to MOLP, thereby enabling those sellers to realize certain tax benefits that would be unavailable to them if the Trust purchased those properties directly for cash or common stock. As of March 31, 2007, minority holders of MOLP own 47,339 limited partnership operating units, or approximately 3.27% of the partnership interest in MOLP.

Each of the real estate properties are owned by single member limited liability companies that are directly owned by MOLP. Maxus Properties, Inc. provides property management services for each of the Trust’s real properties.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Consolidated Results

Cash as of March 31, 2007 was $5,096,000, a decrease of $3,374,000 from $8,470,000 at December 31, 2006. The majority of the decrease was due to the cash used to fund the acquisition of Highland Pointe. Escrows and reserves held by various lenders were $1,341,000 and $1,261,000 at March 31, 2007 and December 31, 2006, respectively. The increase of $80,000 is due to the various lenders’ funding requirements.

Net cash provided by operating activities increased $152,000 to $649,000 for the period ended March 31, 2007. This increase was due to improved operating results and the addition of Northtown Business Center, Valley Forge and Highland Pointe in the third quarter of 2006 and first quarter of 2007.

Net cash used in investing activities was $3,584,000 which was comprised of $3,420,000 for the acquisition of Highland Pointe and the balance comprised of routine capital expenditures.

Net cash used in financing activities was $439,000 for the period ended March 31, 2007. A portion of the cash used was for the costs of refinancing the Highland Pointe mortgage note. Distributions in the amount of $290,000 were made to the shareholders of record on January 11, 2007.

Management believes that the current cash position and the properties’ ability to generate adequate cash flows should enable the Trust to fund anticipated operating and capital expenditures for the remainder of 2007. No assurance can be given as to the actual timing or amount of any additional insurance proceeds or for sale proceeds from the Waverly property.

 Projected capital expenditures of approximately $1,018,000 are currently planned for the remainder of 2007, primarily for re-roofing, parking/driveway repair, landscaping, concrete repairs, replacing damaged wood decks, repairing balconies, office/clubhouse renovations, and the replacement of HVAC units. The majority of these expenditures are expected to be reimbursed from escrow reserves held by lenders. Capital replacements of approximately $198,000 are currently expected to be reimbursed from reserves held by lenders. The Trust will also continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

On December 20, 2006 at a special board meeting, the Board of Trustees of the Registrant approved the payment of a special cash dividend of $.20 per share payable to the holders of record on January 3, 2007 of the Registrant’s $1.00 par value, common stock. The dividend was paid on January 31, 2007.

On April 17, 2007, the Board of Trustees of the Registrant approved the payment of a quarterly cash dividend of $.20 per share to the holders of record on April 27, 2007 of the Registrant’s $1.00 par value, common stock. The dividend was paid on or about April 30, 2007. The payment of this dividend will satisfy the requirement that the Trust pay dividends to its shareholders of at least 90% of its taxable income to continue to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Contractual Obligations and Commercial Commitments

	Balance at	Interest	Fixed	Due
	March 31, 2007	Rate	or (variable)	Date

Barrington Hills	5,397,000	6.04%	Fixed	July 1, 2029

Bicycle Club	11,186,000	6.19%	Fixed	September 1, 2016

Chalet I	3,776,000	6.59%	Fixed	October 1, 2008

Chalet II	1,423,000	6.54%	Fixed	October 1, 2008

Forest Park	2,351,000	5.29%	Fixed	September 1, 2015

Highland Pointe	13,000,000	5.67	Fixed	February 28, 2017

Kings Court	2,254,000	5.91%	(variable)	May 1, 2009

Northtown Bus. Center	3,131,000	6.87%	Fixed	September 1, 2016

Terrace	1,560,000	6.87%	Fixed	February 1, 2009

The Landings	6,215,000	6.19%	Fixed	September 1, 2016

Valley Forge	1,715,000	5.69%	Fixed	December 1, 2015

Total	$52,008,000

The Highland Pointe mortgage note of $12,700,000 was refinanced by NorthMarq Capital, Inc. on February 2, 2007 and is secured by the property, Highland Pointe Apartments, an assignment of rents, and a security agreement. The mortgage note has an outstanding balance of $13,000,000 at March 31, 2007 with monthly interest only payments due from April 1, 2007 through March 1, 2009, at a fixed rate of 5.67%. Beginning April 1, 2009 through the maturity date, monthly principal and interest payments of $75,200 are due. The mortgage note matures on February 28, 2017 with an extension period of 12 months at a variable interest rate.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any “off-balance sheet arrangements” as defined in Item 303 (c) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the three months ended March 31, 2007 are detailed below.

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

	Three Months Ended
	March 31,	March 31,
	2007	2006
Net income (loss)	$(385,000)	35,000

Property related depreciation and amortization (1)	792,000	530,000
Funds from operations	$407,000	565,000

(1)  For the three months ended March 31, 2007 and March 31, 2006, depreciation and amortization of discontinued operations of Arbor Gate and Waverly of $0 and $69,000, respectively, and is included in this amount.

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

Occupancy

The occupancy levels at March 31, 2007 were as follows:

	OCCUPANCY LEVELS
	AT MARCH 31,
	2007	2006
Arbor Gate (1)	n/a	81%
Barrington Hills	88%	91%
Bicycle Club	93%	94%
Chalet	95%	96%
Forest Park/Valley Forge (2)	91%	94%
Highland Pointe	83%	n/a
King’s Court/Terrace	93%	96%
The Landings	90%	99%
Northtown Business Center (3)	95%	n/a
Waverly (4)	0%	0%

(1) Arbor Gate was sold in July 2006.
(2) Valley Forge was acquired in November 2006.
(3) Northtown Business Center was acquired in August 2006.
(4) Waverly is uninhabitable due to the damages incurred by Hurricane Katrina in August 2005.

Forest Park/Valley Forge was 91% occupied at March 31, 2007. The Northern Kansas City rental market conditions continue to improve. Much of this is attributed to an increase in interest rates that has led to a decrease in house buying. We continue to give less in concessions as compared to previous months. Occupancy rates in general have been higher with most competitors’ rates averaging in the high 80% to low 90%. New competitors and construction is not currently an issue. Bicycle Club was 93% occupied at March 31, 2007. The property is experiencing few turnovers this year compared to last year, mostly due to a decrease in home buying. King’s Court/Terrace occupancy was 93% at March 31, 2007. King’s Court/Terrace is located in Olathe, Kansas. Overall occupancy in the Olathe, Kansas market has remained stable, with most competitors’ average occupancy in the high 80% to low 90% range. It appears that concessions are declining. There continues to be fewer people purchasing homes in this market due to the increase in interest rates. Olathe is the fastest growing city in the Johnson County area. Chalet, which is located in Topeka, Kansas, ended the quarter at 95% occupancy. The average occupancy for competitors in this market is about 93%. Chalet offers few concessions due to consistently high occupancy rates. There is no new competition in the Topeka area. Competitors in the area continue to offer concessions. The Landings and Barrington Hills are both located in Little Rock, Arkansas. The average occupancy rate for Little Rock is 93% to 95%. The Landings and Barrington Hills had occupancy rates of 90% and 88%, respectively on March 31, 2007. Barrington’s decrease in occupancy is due in part to the overall occupancy in the Little Rock area. The Trust is currently giving rent concessions to all prospective tenants of Barrington. Lately, concessions in the Little Rock area have been more aggressive. Because of the damages incurred by Hurricane Katrina in August 2005, Waverly is uninhabitable. Waverly is located in Bay Saint Louis, Mississippi. Due to the effects of Hurricane Katrina, competitive conditions in this area of Mississippi are difficult to ascertain at this time. The occupancy at Northtown Business Center is 95%. The commercial and industrial real estate market in North Kansas City continues at a steady growth pace. This is partly due to North Kansas City’s close proximity to downtown Kansas City, easy access and regional centrality. Lease rates at Northtown Business Center are consistent with market prices.

Comparison of Consolidated Results

For the three month periods ended March 31, 2007 and 2006, the Trust’s consolidated revenues from continuing operations were $2,804,000 and $2,001,000, respectively. Revenues increased $803,000 (40%) for the three month period ended March 31, 2007 as compared to the same period ended March 31, 2006. The increase is due primarily to the 2006 acquisition of Northtown Business Center and the 2007 acquisition of Highland Pointe. Highland Pointe provided an additional $397,000 of revenues for the three month period ended March 31, 2007. Northtown Business Center provided an additional $320,000 for the three month period ended March 31, 2007.

For the three month periods ended March 31, 2007 and 2006, the Trust’s consolidated operating expenses were $2,424,000 and $1,555,000, respectively. Expenses increased $869,000 (56%) for the three month period ended March 31, 2007, as compared to the same period ended March 31, 2006. This increase is due primarily to the properties acquired in 2006 and the acquisition of Highland Pointe in 2007. The acquisitions of Northtown Business Center and Valley Forge increased operating expenses by $325,000 for the three month period ended March 31, 2007. The acquisition of Highland Pointe increased operating expenses by $370,000 for the three month period ended March 31, 2007. For the three months ended March 31, 2007, depreciation expense increased by $262,000, interest expense increased by $217,000, repairs and maintenance expense increased $113,000, utility expense increased $122,000 and other operating expenses increased by $114,000. These increases pertain to the additional investment assets associated with the acquisition of Northtown Business Center, Valley Forge and Highland Pointe.

The net loss from continuing operations before minority interest for the three month period ended March 31, 2007 was ($382,000) or ($.26) per share. The net loss from continuing operations before minority interest for the three-month period ended March 31, 2006 was ($10,000) or ($.01) per share.

MARKET RISK

The debt on the Landings is at a fixed rate of 6.19% and matures in 2016; the debt on Chalet is at fixed rates of 6.59% and 6.535% and matures in 2008; and the debt on Barrington Hills is at a fixed rate of 6.035%, is repriced in 2009 and matures in 2029. The debt on Terrace is at a fixed rate of 6.87% and matures in 2009. The debt on Forest Park is at a fixed rate of 5.29% and matures in 2015. The debt on Bicycle Club is at a fixed rate of 6.19% and matures in 2016. King’s Court/Terrace is at a variable rate and matures in 2009. The debt on Highland Pointe is at a fixed rate of 5.67% and matures on 2017. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $23,000. The Bicycle Club, Landings and Valley Forge notes will allow prepayment in full, subject to compliance with the prepayment terms as set forth in the promissory note, including payment of the applicable prepayment premium. The prepayment penalty is the greater of 1% of the amount of principal being prepaid or the yield maintenance calculation as contained in the note. In regards to Northtown Business Center, at closing the Trust paid a $31,500 nonrefundable prepayment buy-out payment which allowed the Trust to prepay all or part of the outstanding principal balance of the mortgage loan on any monthly payment date without payment of any further prepayment charge or fee.

INFLATION

The effects of inflation did not have a material impact upon the Trust's operations during the current period.

ITEM 3:  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Trust’s Chief Executive Officer and Chief Financial Officer have evaluated the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, the Trust’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC for filing the Registrant’s periodic report. This determination is a result of the material weakness identified in the fourth quarter of 2006 in conjunction with the audit of the Trust’s financial statements for the fiscal year ended December 31, 2006. See Item 8A of our annual report on Form 10-KSB for information related to the finding of the material weakness.

(b)  Changes in internal controls

While there has been no change in the Trust’s internal controls over financial reporting during its most recent fiscal quarter from that of December 31, 2006, the Trust is in the process of analyzing in conjunction with its new auditors a plan to ensure the Trust has adequate technical accounting resources related to financial statement preparation and disclosures. The Trust anticipates to initiate such plan during the next quarter.

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

Seller filed a motion to dismiss based on a lack of personal jurisdiction, which was briefed and argued on April 26, 2006. On May 15, 2006, the court denied Seller's motion to dismiss. On June 9, 2006, Seller filed its answer and counterclaim, alleging that the Trust breached the Purchase Agreement by not closing the transaction. Seller has requested as damages the earnest money deposit made by the Trust and attorneys' fees and costs. The Trust is pursuing discovery on its claims and the counterclaim filed by Seller. Trial is currently scheduled for June 17, 2007. At this date it is not possible to predict the outcome of this litigation, but Management does not believe resolution of this matter will be material to the results of the Trust.

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

The Trust received a check in the amount of $344,557 from RSUI on October 25, 2006. It is believed that this amount represented partial payment of an undisputed portion of the property damage claim related to Hurricane Katrina. This check was offered to the Trust without prejudice to the Trust’s rights to claim additional sums in the ongoing litigation. Management intends to vigorously pursue this matter. At this date the amount of any additional recovery by the Trust cannot be estimated.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

See Note 6 of the Notes to Unaudited Condensed consolidated Financial Statements with respect to the sale of the ACI Building.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On May 8, 2007, the Trust held its Annual Meeting of Shareholders. At the meeting the following matters were voted on by the shareholders:

1. The following individuals were the nominees of management voted upon and elected as trustees by the shareholders of the Trust at the meeting to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualify: Monte McDowell, Danley K. Sheldon, Jose Evans, Kevan Acord, David L. Johnson, Chris Garlich and W. Robert Kohorst. There were 967,723 votes "for" Mr. McDowell and 114,812 votes "withheld." There were 971,748 votes "for" Mr. Sheldon and 110,787 votes "withheld." There were 971,273 votes "for" Mr. Evans and 111,262 votes “withheld." There were 971,073 votes "for" Mr. Acord and 111,462 votes "withheld." There were 972,733 votes "for" Mr. Johnson and 109,802 votes “withheld." There were 971,043 votes "for" Mr. Garlich and 111,492 votes “withheld." There were 971,273 votes "for" Mr. Kohorst and 111,262 votes "withheld."

ITEM 5.   OTHER INFORMATION

(a) On May 8, 2007, the Board of Trustees of the Trust declared a cash dividend of $0.20 per share payable to the holders of record on May 31, 2007 of the Trust's $1.00 par value, common stock. The Board anticipates that the dividend will be paid on June 21, 2005.

(b) On May 8, 2007, at the Trust's annual Board of Trustees meeting, David L. Johnson was appointed as the Registrant's Chairman, President and Chief Executive Officer, John W. Alvey was appointed as the Registrant's Treasurer and designated as the Trust’s principal financial officer, Michael P. McRobert was appointed Vice President and DeAnn Totta was appointed Corporate Secretary and designated as the Trust’s principal accounting officer. Mr. Alvey was previously Chief Financial Officer and Accounting Officer.

Mr. Michael P. McRobert, age 48, was Treasurer of the Trust from May, 2006 to May, 2007 and has served as Chief Executive Officer and President of Maxus Properties Inc., the Trust’s management company since July, 2004. Mr. McRobert was President of Sunway Hotel Management, Inc. from July, 1999 to July, 2004. Mr. McRobert was previously a licensed certified public accountant in the State of Missouri and a licensed General Real Estate Appraiser in Missouri. Mr. McRobert is currently a director of Missouri Federal Savings Bank in Cameron, Missouri.

Ms. DeAnn Totta, age 41, has served as Corporate Secretary of the Trust since May, 2005. Ms. Totta has also been employed by Maxus Properties Inc. since May 2005, serving as VP of Reporting and Administration. Ms. Totta was not employed for the three year period prior to such time. Ms. Totta also worked at the accounting firms of Arthur Andersen and Company, and KPMG LLP.

As indicated above, both Mr. McRobert and Ms. Totta are employees of Maxus Properties, Inc. As described in more detail in Note 5 to the Condensed Consolidated Financial Statements, Maxus Properties, Inc., an affiliate of the Trust through affiliated ownership, manages the Trust’s properties.

ITEM 6.   EXHIBITS

See Exhibits Index on Page 23.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAXUS REALTY TRUST, INC.

Date:	March 14, 2007	By:	/s/ David L. Johnson
David L. Johnson
Chairman of the Board,
President and Chief Executive Officer
Trustee

Date:	March 14, 2007	By:	/s/ John W. Alvey
John W. Alvey
Treasurer and
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1
Articles of Incorporation of the Registrant, as amended, are incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

3.2
Bylaws of the Registrant, as amended May 22, 2006, are incorporated by reference to Exhibit 3.2, to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 0000-13754)

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