Form 10QSB
period 2007-06-30
MAXUS REALTY TRUST INC.
filed 2007-08-13
CIK 748580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended:  June 30, 2007

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

State the number of shares outstanding of the Trust’s sole class of common equity, $1.00 par value common stock, as of June 30, 2007: 1,406,065.

Transitional Small Business Disclosure Format (check one):                                                                                                                                          Yes ☐  No ☒

PART I – FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

MAXUS REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
Assets	(Unaudited)
Investment property:
Land	$3,101,000	2,403,000
Buildings and improvements	59,457,000	44,663,000
Personal property	4,492,000	3,525,000
	67,050,000	50,591,000

Less accumulated depreciation	(8,863,000)	(7,491,000)

Total investment property, net	58,187,000	43,100,000

Cash	4,572,000	8,470,000
Escrows and reserves	1,217,000	1,261,000
Accounts receivable	16,000	119,000
Prepaid expenses and other assets	390,000	281,000
Intangible assets, net	306,000	346,000
Deferred expenses, less accumulated amortization	623,000	529,000
Assets of discontinued operations	133,000	128,000
Total assets	$65,444,000	54,234,000

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage notes payable	$51,876,000	39,132,000
Accounts payable, prepaid rent and accrued expenses	961,000	1,190,000
Real estate taxes payable	517,000	265,000
Refundable tenant deposits	286,000	244,000
Other accrued liabilities	46,000	46,000
Liabilities of discontinued operations	191,000	204,000
Total liabilities	53,877,000	41,081,000

Minority interest	676,000	702,000

Shareholders’ equity:
Common stock, $1 par value; Authorized 5,000,000 shares,
issued and outstanding 1,406,000 and 1,401,000 shares
in 2007 and 2006, respectively	1,406,000	1,401,000
Preferred Stock, $0.01 par value; Authorized 5,000,000 shares,
no shares issued and outstanding	---	---
Additional paid-in capital	19,191,000	19,130,000
Distributions in excess of accumulated earnings	(9,706,000)	(8,080,000)
Total shareholders’ equity	10,891,000	12,451,000
	$65,444,000	54,234,000
See accompanying notes to unaudited condensed consolidated financial statements.

MAXUS REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Income	2007	2006	2007	2006
Revenues:
Rental	$2,519,000	1,768,000	5,001,000	3,569,000
Other	363,000	214,000	685,000	414,000
Total revenues	2,882,000	1,982,000	5,686,000	3,983,000

Expenses:
Depreciation and amortization	815,000	521,000	1,607,000	1,066,000
Repairs and maintenance	278,000	296,000	578,000	483,000
Turn costs and leasing	151,000	113,000	293,000	208,000
Utilities	266,000	122,000	527,000	261,000
Real estate taxes	233,000	135,000	444,000	278,000
Insurance	127,000	78,000	240,000	153,000
Related party management fee	139,000	97,000	265,000	196,000
Other operating expenses	413,000	310,000	714,000	531,000
General and administrative	30,000	114,000	210,000	180,000

Total operating expenses	2,452,000	1,786,000	4,878,000	3,356,000

Operating income	430,000	196,000	808,000	627,000

Interest income	(58,000)	(160,000)	(106,000)	(297,000)
Interest expense	818,000	581,000	1,628,000	1,159,000
Loss before minority interest and discontinued operations	(330,000)	(225,000)	(714,000)	(235,000)
Less minority interest in continuing operations	11,000	7,000	24,000	8,000
Loss from continuing operations	(319,000)	(218,000)	(690,000)	(227,000)

Income (loss) from discontinued operations
before minority interest	(52,000)	130,000	(68,000)	176,000
Less minority interest in discontinued operations	1,000	(4,000)	2,000	(6,000)
Income (loss) from discontinued operations	(51,000)	126,000	(66,000)	170,000

Net income (loss)	$(370,000)	(92,000)	(756,000)	(57,000)

Per share data (basic and diluted):
Loss from continuing operations	$(.23)	(0.16)	(.49)	(0.16)
Income (loss) from discontinued operations	(.04)	0.09	(.05)	0.12
Net income (loss) per share	$(.27)	(0.07)	(.54)	(0.04)

Distributions:
Paid year-to-date:
Taxable to Shareholders	$ ---	---	---	---
Return of capital	$.40	---	.60	---
Distributions paid in current year	.40	---	.60	---
Weighted average shares outstanding, basic and diluted	1,404,000	1,401,000	1,403,000	1,401,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAXUS REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,		June 30,
Cash flows from operating activities:	2007		2006
Net income (loss)		$(756,000)	(57,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest		(26,000)	(2,000)
Depreciation and amortization		1,607,000	1,107,000
Amortization of loan premium		---	(63,000)
Amortization of loan costs		42,000	---
Changes in accounts affecting operations:
Accounts receivable		103,000	187,000
Prepaid expenses and other assets		(117,000)	(85,000)
Escrows and reserves, net		155,000	312,000
Accounts payable and other liabilities		42,000	(93,000)
Net cash provided by operating activities		1,050,000	1,306,000
Cash flows from investing activities:
Capital expenditures		(407,000)	(190,000)
Acquisition of Highland Pointe		(3,420,000)	---
Net cash used in investing activities		(3,827,000)	(190,000)
Cash flows from financing activities:
Principal payments on mortgage notes payable		(256,000)	(179,000)
Cash paid in connection with refinance of investment property		(45,000)	---
Payment of loan fees		(16,000)	(7,000)
Issuance of common stock		66,000	---
Distributions paid to shareholders		(870,000)	---
Net cash used in financing activities		(1,121,000)	(186,000)
Net increase (decrease) in cash		(3,898,000)	930,000
Cash, beginning of year		8,470,000	2,009,000
Cash, end of year		$4,572,000	2,939,000
Supplemental disclosure of cash flow information -
Cash paid during the six month period for interest		$1,634,000	1,278,000
Supplemental disclosure of non-cash investing and financing activities:
Highland Pointe assets acquired		$16,250,000	---
Highland Pointe mortgage notes payable and other liabilities assumed		$12,830,000	---
Highland Pointe mortgage debt extinguished with refinancing		$12,700,000	---
Mortgage note resulting from refinancing		$13,000,000	---
Arbor Gate renovations financed with accounts payable	$	---	1,302,000
Arbor Gate renovations paid from insurance escrow account	$	---	863,000
Waverly mortgage paid from insurance escrow account	$	---	4,187,000
Insurance proceeds deposited to escrows and reserves	$	---	186,000

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP.  Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. At June 30, 2007, the Trust owned approximately 96.74% of the limited partnership interests in MOLP and minority holders of MOLP owned 47,339 limited partnership operating units, or approximately 3.26% of MOLP. The 47,339 limited partnership operating units were issued in connection with the acquisition of the Terrace Apartments in April 2004, and the acquisition of the Bicycle Club Apartments in July 2005.

(2) Summary of Significant Accounting Policies

Refer to the financial statements of the Trust for the year ended December 31, 2006, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies, which have been continued.  Also, refer to the notes to the Trust’s Annual Report for additional details of the Trust’s financial condition.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for all periods presented have been made. The results for the six-month period ended June 30, 2007 are not necessarily indicative of the results which may be expected for the entire year.

Prior period amounts have been reclassified to conform to the current year presentation. Prior to the third quarter of 2006 the Trust had presented amortized debt issuance costs with depreciation and amortization. These debts have been reclassified and have been presented as interest expense for all periods presented. For the six months ended June 30, 2007 and 2006 these costs were $22,000 and $17,000 respectively.

(3) Segment Reporting

The Trust has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in financial statements, as well as related disclosures about products and services, geographic areas, and major customers.

The Trust has two reportable operating segments, apartments and a commercial building. The Trust’s management evaluates the performance of each segment based on their net operating income (NOI). NOI is defined as rental revenues less rental expenses and real estate taxes. We rely on NOI for purposes of assessing segment performance. We also believe NOI is a valuable means of comparing year-to-year operating performance. The accounting policies of the segments are the same as those of the Trust.

Following is information for each segment for the six months ended June 30, 2007:

		Net Income
		(Loss)		Depreciation
	Total	Continuing	Investment	and	Interest	Discontinued
	Revenue	Operations	Property	Amortization	Expense	Operations	Assets (1)
Apartments	$5,042,000	(764,000)	16,447,000	1,505,000	1,520,000	(68,000)	61,886,000
Commercial Bldg.	644,000	159,000	12,000	102,000	108,000	---	3,425,000
Parent	---	(109,000)	---	---	---	---	---
Subtotal	5,686,000	(714,000)	16,459,000	1,607,000	1,628,000	(68,000)	65,311,000
Minority Interest	---	24,000	---	---	---	2,000	---
Total	$5,686,000	(690,000)	16,459,000	1,607,000	1,628,000	(66,000)	65,311,000

(1) The assets do not include assets from discontinued operations.

Note, that at June 30, 2006, there was one reportable segment.

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

In accordance with SFAS No. 141, Business Combinations, the Trust has determined the fair value of acquired in-place leases, which consist of the following:

	June 30, 2007	Dec. 31, 2006
In-place leases, net of accumulated amortization of $265,000 and $33,000 respectively	$306,000	346,000

Total intangible assets, net	$306,000	346,000

In place leases, net at June 30, 2007 relate to the Northtown Business Center, Valley Forge and Highland Pointe acquisitions and in-place leases net at December 31, 2006 relate to the Northtown Business Center and Valley Forge Apartments purchased in the fourth quarter of 2006.

Amortization expense for 2007 is expected to be $313,000, of which $232,000 was recognized in the period ended June 30, 2007.

(5) Related Party Transactions

Maxus Properties, Inc., an affiliate of the Trust through affiliated ownership, manages the Trust’s properties. The Trust paid Maxus Properties, Inc. property management fees (including fees related to discontinued operations) of $265,000 and $196,000 for the six months ended June 30, 2007 and 2006, respectively. Management fees are determined pursuant to management agreements that provide for fees calculated as a percentage of monthly gross receipts (as defined) from the properties’ operations and reimbursement of payroll related costs. At June 30, 2007, and 2006, $57,000 and $78,000, respectively, was payable to Maxus Properties, Inc. for accrued payroll, direct expense reimbursement and accrued management fees.

Certain Maxus Properties, Inc. employees are located at the Trust’s properties and perform leasing, maintenance, office management, and other related services for these properties. The Trust recognized $813,000 and $534,000 of payroll costs in the six months ended June 30, 2007 and 2006 respectively, that have been reimbursed to Maxus Properties, Inc.

(6) Contingencies

Legal Proceedings

The Trust is a plaintiff in certain legal actions. It is our opinion, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on our consolidated financial position or operations. Please refer to Part II, Item 1, of this report for a description of certain pending legal proceedings.

(7)  Discontinued Operations/Involuntary Conversions

The Trust has reclassified its Condensed Consolidated Balance Sheet for the six months ended June 30, 2007 and has presented its Condensed Consolidated Statement of Operations for the six months ended June 30, 2007 to reflect discontinued operations of the Arbor Gate Apartments (“Arbor Gate”) and the Waverly Apartments (“Waverly”).

As a result of Hurricane Katrina, the Waverly Apartments were completely destroyed and remain uninhabitable. On July 21, 2006, Arbor Gate Acquisition, L.L.C., a wholly-owned subsidiary of MOLP, completed the sale of its multi-family unit apartment complex, Arbor Gate Apartments.  The assets of Arbor Gate and Waverly were written down to their estimated fair values.

Condensed financial information for Arbor Gate and Waverly are as follows:

DISCONTINUED OPERATIONS
(ARBOR GATE AND WAVERLY)
BALANCE SHEET

Assets	June 30, 2007	Dec. 31, 2006
Investment property
Land	$128,000	128,000
Prepaid expenses and other assets	5,000	---
Assets of discontinued operations - property held for sale	$133,000	128,000
Liabilities:
Account payable, prepaid rent and accrued expenses	$149,000	149,000
Real estate taxes payable	42,000	55,000
Liabilities of discontinued operations - property held for sale	$191,000	204,000

DISCONTINUED OPERATIONS
 (ARBOR GATE AND WAVERLY)
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Total revenues	$ ---	204,000	1,000	358,000
Operating Expenses	(52,000)	(130,000)	(69,000)	285,000
Net operating income (loss)	(52,000)	74,000	(68,000)	73,000
Interest income	---	5,000	---	26,000
Interest expense	---	(48,000)	---	(137,000)
Loss from discontinued operations - before ACI	$(52,000)	31,000	(68,000)	(38,000)
Income from discontinued operations - ACI	---	99,000	---	214,000
Income (loss) from discontinued operations - ACI	$(52,000)	130,000	(68,000)	176,000

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

 (8) Subsequent Events

Dividend

On July 17, 2007, the Board of Trustees of the Trust approved the payment of a quarterly cash dividend of $.20 per share to the holders of record on August 31, 2007 of the Trust’s $1.00 par value, common stock. The dividend will be paid on or about September 21, 2007.

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

Use of Estimates

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

(Remainder of page left blank intentionally.)

The Trust primarily invests in income-producing real properties (apartments). As of June 30, 2007 the Trust’s portfolio is comprised of:

PROPERTY	# UNITS	TYPE	LOCATION	PURCHASE DATE

Barrington Hills Apartments (“Barrington Hills”)	232	Apartments	Little Rock, AR	November, 2001

Bicycle Club Apartments (“Bicycle Club”)	312	Apartments	North Kansas City, MO	July, 2005

Chalet Apartments - I and II (“Chalet”)	234	Apartments	Topeka, KS	September, 2001

Forest Park Apartments (1) (“Forest Park”) (f.k.a. North Winn)	110	Apartments	Kansas City, MO	August, 2000

Valley Forge Apartments (1) (“Valley Forge”)	88	Apartments	Kansas City, MO	November, 2006

King’s Court Apartments (2) (“King’s Court”)	82	Apartments	Olathe, KS	August, 2001

Terrace Apartments (2) (“Terrace”)	84	Apartments	Olathe, KS	April, 2004

Highland Pointe Apartments (“Highland Pointe”)	232	Apartments	Yukon, OK	January, 2007

Northtown Business Center	240,000 sq. ft. & 12.44 acres	Industrial and related office and mezzanine space	North Kansas City, MO	August, 2006

The Landings Apartments (the “Landings”)	154	Apartments	Little Rock, AR	September, 2001

Waverly Apartments (“Waverly”)	128	Apartments	Bay Saint Louis, MS	September, 2004

(1)       Forest Park and Valley Forge Apartments are operated as one entity.
(2)  King’s Court and Terrace Apartments (“Kings Court/Terrace”) are operated as one entity.
(3)  Waverly Apartments is classified as a discontinued operation.

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP.  Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. The Trust anticipates that the UPREIT structure will enable it to make additional acquisitions of properties from tax-motivated sellers. As an UPREIT, the Trust believes that MOLP will be able to issue limited partnership operating units to tax-motivated sellers who contribute properties to MOLP, thereby enabling those sellers to realize certain tax benefits that would be unavailable to them if the Trust purchased those properties directly for cash or common stock. As of June 30, 2007, minority holders of MOLP own 47,339 limited partnership operating units, or approximately 3.26% of the partnership interest in MOLP. Maxus Realty Trust’s common shares trade on the NASDAQ Stock Exchange (NASDAQ: MRTI).

Each of the real estate properties are owned by single member limited liability companies that are directly owned by MOLP. Maxus Properties, Inc. provides property management services for each of the Trust’s real properties.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Consolidated Results

Cash as of June 30, 2007 was $4,572,000, a decrease of $3,898,000 from $8,470,000 at December 31, 2006. The majority of the decrease was due to the cash used to fund the acquisition of Highland Pointe. Escrows and reserves held by various lenders were $1,217,000 and $1,261,000 at June 30, 2007 and December 31, 2006, respectively. The decrease of $44,000 is due to the various lenders’ funding requirements.

Net cash provided by operating activities decreased $256,000 to $1,050,000 for the six month period ended June 30, 2007. This decrease was due to the increased loss from operations for the six months ended June 30, 2007.  The decrease was also due to the increased costs associated with the operations of the new properties, Northtown Business Center, Valley Forge and Highland Pointe.

Net cash used in investing activities was $3,827,000 which was comprised of $3,420,000 for the acquisition of Highland Pointe and the balance comprised of routine capital expenditures.

Net cash used in financing activities was $1,121,000 for the six month period ended June 30, 2007. A portion of the cash used was for the costs of refinancing the Highland Pointe mortgage note. Distributions in the amount of $870,000 were made to the shareholders of record for the six months ended June 30, 2007.

Management believes that the current cash position and the properties’ ability to generate adequate cash flows should enable the Trust to fund anticipated operating and capital expenditures for the remainder of 2007. No assurance can be given as to the actual timing or amount of any additional insurance proceeds or for sale proceeds from the Waverly property.

Projected capital expenditures of approximately $1,419,000 are currently planned for the remainder of 2007, primarily for re-roofing, parking/driveway repair, landscaping, concrete repairs, replacing damaged wood decks, repairing balconies, office/clubhouse renovations, and the replacement of HVAC units. The majority of these expenditures are expected to be reimbursed from escrow reserves held by lenders. Capital replacements of approximately $370,000 are currently expected to be reimbursed from reserves held by lenders. The Trust will also continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

On April 17, 2007, the Board of Trustees of the Trust approved the payment of a quarterly cash dividend of $.20 per share to the holders of record on April 27, 2007 of the Trust’s $1.00 par value, common stock. The dividend was paid on or about April 30, 2007.

On May 8, 2007, the Board of Trustees of the Trust declared a cash dividend of $0.20 per share payable to the holders of record on May 31, 2007 of the Trust $1.00 par value, common stock. The dividend was paid on or about June 21, 2007.

Contractual Obligations and Commercial Commitments

	Balance at	Interest	Fixed	Due
	June 30, 2007	Rate	or (variable)	Date

Barrington Hills	5,368,000	6.04%	Fixed	July 1, 2029

Bicycle Club	11,156,000	6.19%	Fixed	September 1, 2016

Chalet I	3,759,000	6.59%	Fixed	October 1, 2008

Chalet II	1,417,000	6.54%	Fixed	October 1, 2008

Forest Park	2,343,000	5.29%	Fixed	September 1, 2015

Highland Pointe	13,000,000	5.67%	Fixed	February 28, 2017

Kings Court	2,246,000	5.91%	(variable)	May 1, 2009

Northtown Bus. Center	3,122,000	6.87%	Fixed	September 1, 2016

Terrace	1,552,000	6.87%	Fixed	February 1, 2009

The Landings	6,198,000	6.19%	Fixed	September 1, 2016

Valley Forge	1,715,000	5.69%	Fixed	December 1, 2015

Total	$51,876,000

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any “off-balance sheet arrangements” as defined in Item 303 (c) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the six months ended June 30, 2007 are detailed below.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Net income (loss)	$(370,000)	(92,000)	(756,000)	(57,000)

Property related depreciation and amortization (1)	815,000	521,000	1,607,000	1,066,000
Funds from operations	$445,000	429,000	851,000	1,009,000

(1)  For the six months ended June 30, 2007 and June 30, 2006, depreciation and amortization of discontinued operations of Arbor Gate and Waverly of $0 and $81,000, respectively, and is included in this amount. For the three months ended June 30, 2007 and June 30, 2006, depreciation and amortization of discontinued operations of Arbor Gate & Waverly of $0 and $10,000, respectively, is included in this amount.

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

Occupancy

The occupancy levels at June 30, 2007 were as follows:
	OCCUPANCY LEVELS
	AT JUNE 30,
	2007	2006
Arbor Gate (1)	n/a	97%
Barrington Hills	86%	86%
Bicycle Club	91%	91%
Chalet	93%	95%
Forest Park/Valley Forge (2)	87%	94%
Highland Pointe (3)	87%	n/a
King’s Court/Terrace	90%	93%
The Landings	92%	95%
Northtown Business Center (4)	95%	n/a
Waverly (5)	0%	0%

(1) Arbor Gate was sold in July 2006.
(2) Valley Forge was acquired in November 2006.
(3)  Highland Pointe was acquired in January 2007.
(4) Northtown Business Center was acquired in August 2006.
(5) Waverly is uninhabitable due to the damages incurred by Hurricane Katrina in August 2005.

Forest Park/Valley Forge was 87% occupied at June 30, 2007. A majority of the percentage of decrease in occupancy was due to residents buying homes. Tenant concessions have been necessary to compete with the existing competition. Bicycle Club was 91% occupied at June 30, 2007. The property is experiencing few turnovers this year compared to last year, mostly due to a decrease in home buying. King’s Court/Terrace occupancy was 90% at June 30, 2007. King’s Court/Terrace is located in Olathe, Kansas. Overall occupancy in the Olathe, Kansas market has remained stable, with most competitors’ average occupancy in the high 80% to low 90% range. It appears that tenant concessions are declining. There continues to be fewer people purchasing homes in this market due to the increase in interest rates. Olathe is the fastest growing city in the Johnson County area. Chalet, which is located in Topeka, Kansas, ended the quarter at 93% occupancy. The average occupancy for competitors in this market is also 93%. Chalet offers few concessions due to consistently high occupancy rates. There is no new competition in the Topeka area. Competitors in the area continue to offer concessions. The Landings and Barrington Hills are both located in Little Rock, Arkansas. The average occupancy rate for Little Rock is 93% to 95%. The Landings and Barrington Hills had occupancy rates of 92% and 86%, respectively on June 30, 2007. Barrington’s decrease in occupancy is due in part to the rental market in the Little Rock area. Management is currently giving rent concessions to all prospective tenants of Barrington. Lately, concessions in the Little Rock area have been more aggressive. Because of the damages incurred by Hurricane Katrina in August 2005, Waverly is uninhabitable. Waverly is located in Bay Saint Louis, Mississippi. Due to the effects of Hurricane Katrina, competitive conditions in this area of Mississippi are difficult to ascertain at this time. The occupancy at Northtown Business Center is 95%. The commercial and industrial real estate market in North Kansas City continues at a steady growth pace. This is partly due to North Kansas City’s close proximity to downtown Kansas City, easy access and regional centrality. Lease rates at Northtown Business Center are consistent with market prices.

Comparison of Consolidated Results

For the six month periods ended June 30, 2007 and 2006, the Trust’s consolidated revenues from continuing operations were $5,686,000 and $3,983,000, respectively. Revenues increased $1,703,000 (43%) for the six month period ended June 30, 2007 as compared to the same period ended June 30, 2006. The increase is due primarily to the 2006 acquisitions of Northtown Business Center and Valley Forge, and the 2007 acquisition of Highland Pointe. Highland Pointe provided an additional $837,000 of revenues for the six month period ended June 30, 2007. Northtown Business Center provided an additional $644,000 for the six month period ended June 30, 2007.

For the six month periods ended June 30, 2007 and 2006, the Trust’s consolidated operating expenses were $4,878,000 and $3,356,000, respectively. Expenses increased $1,552,000 (45%) for the six month period ended June 30, 2007, as compared to the same period ended June 30, 2006. This increase is due primarily to the properties acquired in 2006 and the acquisition of Highland Pointe in 2007. The acquisitions of Northtown Business Center and Valley Forge increased operating expenses by $375,000 for the six month period ended June 30, 2007. The acquisition of Highland Pointe increased operating expenses by $823,000 for the six month period ended June 30, 2007. For the six months ended June 30, 2007, depreciation and amortization expense increased by $541,000, interest expense increased by $469,000, repairs and maintenance expense increased $95,000, utility expense increased $266,000 and other operating expenses increased by $183,000. These increases pertain to the additional investment assets associated with the acquisition of Northtown Business Center, Valley Forge and Highland Pointe.

The net loss from continuing operations before minority interest for the six month period ended June 30, 2007 was ($714,000) or ($.51) per share. The net loss from continuing operations before minority interest for the six-month period ended June 30, 2006 was ($235,000) or ($.17) per share.

MARKET RISK

The debt on the Landings is at a fixed rate of 6.19% and matures in 2016; the debt on Chalet is at fixed rates of 6.59% and 6.535% and matures in 2008; and the debt on Barrington Hills is at a fixed rate of 6.035%, is repriced in 2009 and matures in 2029. The debt on Terrace is at a fixed rate of 6.87% and matures in 2009. The debt on Forest Park is at a fixed rate of 5.29% and matures in 2015. The debt on Bicycle Club is at a fixed rate of 6.19% and matures in 2016. King’s Court/Terrace is at a variable rate and matures in 2009. The debt on Highland Pointe is at a fixed rate of 5.67% and matures on 2017. A 100 basis point increase in the variable rate debt on an annual basis would impact net income by approximately $22,000. The Bicycle Club, Landings and Valley Forge notes will allow prepayment in full, subject to compliance with the prepayment terms as set forth in the promissory note, including payment of the applicable prepayment premium. The prepayment penalty is the greater of 1% of the amount of principal being prepaid or the yield maintenance calculation as contained in the note. In regards to Northtown Business Center, at closing the Trust paid a $31,500 nonrefundable prepayment buy-out payment which allows the Trust to prepay all or part of the outstanding principal balance of the mortgage loan on any monthly payment date without payment of any further prepayment charge or fee.

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

(b)     Changes in internal controls

There has been no change in the Trust’s internal controls over financial reporting during its most recent fiscal quarter from that of December 31, 2006. The Trust is in the process of analyzing in conjunction with its new auditors a plan to ensure the Trust has adequate technical accounting resources related to financial statement preparation and disclosures. The Trust is currently evaluating their options to mitigate the control deficiency. The Trust anticipates the timing of their changes to be during the next quarter.

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

However, the Transaction did not close as a result of a dispute between the Trust and Seller. Shortly prior to the anticipated closing of the Transaction, the Trust discovered that the 2005 property taxes for the Property increased by more than $50,000 from the 2004 property taxes for the Property. In providing certain due diligence information to the Trust on May 26, 2005, Seller included 2003 and 2004 tax statements, but failed to include the 2005 tax assessment for the Property, which the Trust learned Seller apparently received on May 2, 2005.

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

Seller filed a motion to dismiss based on a lack of personal jurisdiction, which was briefed and argued on April 26, 2006. On May 15, 2006, the court denied Seller's motion to dismiss. On June 9, 2006, Seller filed its answer and counterclaim, alleging that the Trust breached the Purchase Agreement by not closing the transaction. Seller has requested as damages the earnest money deposit made by the Trust and attorneys' fees and costs. Trial to the court was held on July 18, 2007.  The court took the matter under advisement and requested further briefing.  A determination is expected later this year.  At this date it is not possible to predict the outcome of this litigation, but management does not believe resolution of this matter will be material to the results of the Trust.

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

The Trust received a check in the amount of $344,557 from RSUI on October 25, 2006. It is believed that this amount represented partial payment of an undisputed portion of the property damage claim related to Hurricane Katrina. This check was offered to the Trust without prejudice to the Trust’s rights to claim additional sums in the ongoing litigation. Management intends to vigorously pursue this matter. At this date the amount of any additional recovery by the Trust cannot be estimated.  A trial date of January 28th, 2008 is presently scheduled.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

See Note 6 of the Notes to Unaudited Condensed consolidated Financial Statements incorporated herein   by this reference, with respect to the sale of the ACI Building.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On May 8, 2007, the Trust held its Annual Meeting of Shareholders. At the meeting the following matterswere voted on by the shareholders:

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

ITEM 5.       OTHER INFORMATION

(a) On July 17, 2007, the Board of Trustees of the Trust declared a cash dividend of $0.20 per share payable to the holders of record on August 31, 2007 of the Trust's $1.00 par value, common stock. The dividend will be paid on or about September 21, 2007.

ITEM 6.      EXHIBITS

   See Exhibits Index on Page 22.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAXUS REALTY TRUST, INC.

Date:	August 9, 2007	By:	/s/ David L. Johnson
David L. Johnson
Chairman of the Board,
President and Chief Executive Officer
Trustee

Date:	August 9, 2007	By:	/s/ John W. Alvey
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