Form 10QSB
period 2007-09-30
MAXUS REALTY TRUST INC.
filed 2007-11-13
CIK 748580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended:  September 30, 2007

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
Yes ☒                  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of the Trust’s sole class of common equity, $1.00 par value common stock, as of September 30, 2007: 1,408,160.

Transitional Small Business Disclosure Format (check one):                                                                                                                                          Yes ☐  No ☒

PART I    –    FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MAXUS REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
Assets	(Unaudited)
Investment property:
Land	$3,101,000	2,403,000
Buildings and improvements	59,713,000	44,663,000
Personal property	4,612,000	3,525,000
	67,426,000	50,591,000

Less accumulated depreciation	(9,588,000)	(7,491,000)

Total investment property, net	57,838,000	43,100,000

Cash	6,688,000	8,470,000
Escrows and reserves	1,514,000	1,261,000
Accounts receivable	49,000	119,000
Prepaid expenses and other assets	403,000	281,000
Intangible assets, net	249,000	346,000
Deferred expenses, less accumulated amortization	712,000	529,000
Assets of discontinued operations	132,000	128,000
Total assets	$67,585,000	54,234,000

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage notes payable	$54,663,000	39,132,000
Accounts payable, prepaid rent and accrued expenses	1,104,000	1,190,000
Real estate taxes payable	733,000	265,000
Refundable tenant deposits	299,000	244,000
Other accrued liabilities	46,000	46,000
Liabilities of discontinued operations	205,000	204,000
Total liabilities	57,050,000	41,081,000

Minority interest	651,000	702,000

Shareholders’ equity:
Preferred Stock, $0.01 par value; Authorized 5,000,000 shares,
no shares issued and outstanding	---	---
Common stock, $1 par value; Authorized 5,000,000 shares,
issued and outstanding 1,408,000 and 1,401,000 shares
in 2007 and 2006, respectively	1,408,000	1,401,000
Additional paid-in capital	19,212,000	19,130,000
Distributions in excess of accumulated earnings	(10,736,000)	(8,080,000)
Total shareholders’ equity	9,884,000	12,451,000
	$67,585,000	54,234,000
See accompanying notes to unaudited condensed consolidated financial statements.

MAXUS REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

		Three Months Ended		Nine Months Ended
		Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
Income		2007	2006	2007	2006
Revenues:
Rental		$2,531,000	1,748,000	7,532,000	5,317,000
Other		355,000	249,000	1,041,000	663,000
Total revenues		2,886,000	1,997,000	8,573,000	5,980,000

Expenses:
Depreciation and amortization		787,000	460,000	2,394,000	1,526,000
Repairs and maintenance		384,000	244,000	962,000	727,000
Turn costs and leasing		185,000	125,000	478,000	333,000
Utilities		278,000	139,000	805,000	400,000
Real estate taxes		206,000	146,000	650,000	424,000
Insurance		116,000	83,000	356,000	236,000
Related party management fee		122,000	93,000	387,000	289,000
Other operating expenses		429,000	385,000	1,142,000	916,000
General and administrative		305,000	156,000	515,000	336,000

Total operating expenses		2,812,000	1,831,000	7,689,000	5,187,000

Operating income		74,000	166,000	884,000	793,000

Interest income		(56,000)	(183,000)	(162,000)	(480,000)
Interest expense		879,000	780,000	2,507,000	1,939,000
Gain on debt extinguishment		---	(219,000)	---	(219,000)
Loss before minority interest and discontinued operations		(749,000)	(212,000)	(1,461,000)	(447,000)
Less minority interest in continuing operations		24,000	7,000	47,000	15,000
Loss from continuing operations		(725,000)	(205,000)	(1,414,000)	(432,000)

Income (loss) from discontinued operations
before minority interest		(16,000)	1,219,000	(84,000)	1,395,000
Less minority interest in discontinued operations		---	(40,000)	3,000	(46,000)
Income (loss) from discontinued operations		(16,000)	1,179,000	(81,000)	1,349,000

Net income (loss)		$(741,000)	974,000	(1,495,000)	917,000

Per share data (basic and diluted):
Loss from continuing operations		$(.51)	(0.15)	(1.04)	(0.31)
Income (loss) from discontinued operations		(.01)	0.84	(.05)	.96
Net income (loss) per share		$(.52)	0.69	(1.09)	0.65

Distributions:
Paid year-to-date:
Taxable to Shareholders	$	---	---	---	---
Return of capital		$.20	---	.80	---
Distributions paid in current year		.20	---	.80	---
Weighted average shares outstanding, basic and diluted		1,406,000	1,401,000	1,406,000	1,401,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAXUS REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		Nine Months Ended
		Sept. 30,	Sept. 30,
Cash flows from operating activities:		2007	2006
Net income (loss)		$(1,495,000)	917,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest		(50,000)	31,000
Depreciation and amortization		2,394,000	1,567,000
Amortization of loan premium		---	(64,000)
Amortization of loan costs		72,000	128,000
Gain on debt extinguishment		---	(219,000)
Gain on sale of Arbor Gate		---	(1,402,000)
Changes in accounts affecting operations:
Accounts receivable		70,000	(53,000)
Prepaid expenses and other assets		(123,000)	(136,000)
Escrows and reserves, net		22,000	(227,000)
Accounts payable and other liabilities		523,000	(92,000)
Net cash provided by operating activities		1,413,000	450,000
Cash flows from investing activities:
Capital expenditures		(783,000)	(705,000)
Acquisition of Northtown Business Center		---	(3,207,000)
Insurance proceeds received from escrow for investment property		---	1,380,000
Acquisition of Highland Pointe		(3,420,000)	---
Net cash used in investing activities		(4,203,000)	(2,532,000)
Cash flows from financing activities:
Principal payments on mortgage notes payable		(389,000)	(12,197,000)
Proceeds from mortgage notes		---	20,650,000
Cash paid in connection with refinance of investment property		(45,000)	---
Cash received in connection with refinance of investment property		2,530,000	---
Payment of loan fees		(16,000)	(228,000)
Issuance of common stock		89,000	---
Distributions paid to shareholders		(1,161,000)	---
Net cash provided by financing activities		1,008,000	8,225,000
Net increase (decrease) in cash		(1,782,000)	6,143,000
Cash, beginning of year		8,470,000	2,009,000
Cash, end of period		$6,688,000	8,152,000

Supplemental disclosure of cash flow information -
Cash paid during the nine month period for interest		$2,532,000	1,987,000

Supplemental disclosure of non-cash investing and financing activities:
Highland Pointe assets acquired		$16,250,000	---
Highland Pointe mortgage notes payable and other liabilities assumed		$12,830,000	---
Mortgage debt extinguished with refinancings		$17,850,000	---
Mortgage note resulting from refinancing		$21,070,000	---
Funds escrowed from Arbor Gate sale used to finance acquisition of Northtown	$	---	1,942,000
Arbor Gate renovations financed with accounts payable	$	---	1,302,000
Arbor Gate renovations paid from insurance escrow account	$	---	1,391,000
Waverly mortgage paid from insurance escrow account	$	---	4,187,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAXUS REALTY TRUST, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP.  Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. At September 30, 2007, the Trust owned approximately 96.75% of the limited partnership interests in MOLP and minority holders of MOLP owned 47,339 limited partnership operating units, or approximately 3.25% of MOLP. The 47,339 limited partnership operating units were issued in connection with the acquisition of the Terrace Apartments in April 2004, and the acquisition of the Bicycle Club Apartments in July 2005.

(2) Summary of Significant Accounting Policies

Refer to the financial statements of the Trust for the year ended December 31, 2006, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies, which have been continued.  Also, refer to the notes to the Trust’s Annual Report for additional details of the Trust’s financial condition.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for all periods presented have been made. The results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results which may be expected for the entire year.

Prior period amounts have been reclassified to conform to the current year presentation. Prior to the third quarter of 2006 the Trust had presented amortized debt issuance costs with depreciation and amortization. These debts have been reclassified and have been presented as interest expense for all periods presented. For the nine months ended September 30, 2007 and 2006 these costs were $18,000 and $46,000 respectively.

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

Following is information for each segment for the three and nine months ended September 30, 2007:

Three Months Ended September 30, 2007:
		Net Income				Net Income
		(Loss)		Depreciation		(Loss)
	Total	Continuing	Capital	and	Interest	Discontinued
	Revenue	Operations	Expenditures	Amortization	Expense	Operations
Apartments	$2,585,000	(576,000)	330,000	736,000	542,000	(16,000)
Commercial Bldg	302,000	77,000	46,000	51,000	19,000	---
Parent	---	(250,000)	---	---	---	---
Subtotal	2,886,000	(749,000)	376,000	787,000	879,000	(16,000)
Minority Interest	---	24,000	---	---	---	---
Total	$2,886,000	(725,000)	376,000	787,000	879,000	(16,000)

Nine Months Ended September 30, 2007:
		Net Income				Net Income
		(Loss)		Depreciation		(Loss)
	Total	Continuing	Capital	and	Interest	Discontinued
	Revenue	Operations	Expenditures	Amortization	Expense	Operations	Assets(1)
Apartments	$7,627,000	(1,338,000)	16,777,000	2,241,000	2,342,000	(84,000)	63,913,000
Commercial Bldg	946,000	236,000	585,000	153,000	165,000	0	3,540,000
Parent	---	(359,000)	---	---	---	149,000	---
Subtotal	8,573,000	(1,461,000)	16,835,000	2,244,000	2,507,000	(84,000)	67,453,000
Minority interest	---	47,000	---	---	---	3,000	---
Total	$8,573,000	(1,414,000)	16,835,000	2,394,000	2,507,000	(81,000)	67,453,000

(1) The assets do not include assets from discontinued operations.

Mortgage Notes Payable

The Chalet mortgage note was refinanced by NorthMarq Capital, Inc. and Freddie Mac on September 14, 2007 and is secured by a mortgage on Chalet Apartments, an assignment of rents, and a security agreement. The mortgage note has an outstanding balance of $8,070,000 at September 30, 2007 with monthly principal and interest payments of $47,299 at a fixed interest rate of 5.79%. The mortgage note matures on October 1, 2017 with an extension period of 12 months at a variable interest rate.

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

In accordance with SFAS No. 141, Business Combinations, the Trust has determined the fair value of acquired in-place leases, which consist of the following:

	Sept. 30, 2007	Dec. 31, 2006
In-place leases, net of accumulated amortization of $322,000 and$33,000 respectively	$249,000	346,000

Total intangible assets, net	$249,000	346,000

In place leases, net at September 30, 2007 relate to the Northtown Business Center, Valley Forge and Highland Pointe acquisitions and in-place leases net at December 31, 2006 relate to the Northtown Business Center and Valley Forge Apartments purchased in the fourth quarter of 2006.

Amortization expense for 2007 is expected to be $313,000, of which $289,000 was recognized in the period ended September 30, 2007.

(4) Related Party Transactions

Maxus Properties, Inc., an affiliate of the Trust through affiliated ownership, manages the Trust’s properties. The Trust paid Maxus Properties, Inc. property management fees (including fees related to discontinued operations) of $387,000 and $289,000 for the nine months ended September 30, 2007 and 2006, respectively. Management fees are determined pursuant to management agreements that provide for fees calculated as a percentage of monthly gross receipts (as defined) from the properties’ operations and reimbursement of payroll related costs. At September 30, 2007, and 2006, $99,000 and $78,000, respectively, was payable to Maxus Properties, Inc. for accrued payroll, direct expense reimbursement and accrued management fees.

Certain Maxus Properties, Inc. employees are located at the Trust’s properties and perform leasing, maintenance, office management, and other related services for these properties. The Trust recognized $1,074,600 and $534,000 of payroll costs in the nine months ended September 30, 2007 and 2006 respectively, that have been reimbursed to Maxus Properties, Inc.

(5) Contingencies

Legal Proceedings

The Trust is a plaintiff in certain legal actions. It is our opinion, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on our consolidated financial position or operations. Please refer to Part II, Item 1, of this report for a description of certain pending legal proceedings.

(6)  Discontinued Operations/Involuntary Conversions

The Trust has reclassified its Condensed Consolidated Balance Sheet for the nine months ended September 30, 2007 and has presented its Condensed Consolidated Statement of Operations for the nine months ended September 30, 2007 to reflect discontinued operations of the Arbor Gate Apartments (“Arbor Gate”) and the Waverly Apartments (“Waverly”).

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

Condensed financial information for Arbor Gate and Waverly are as follows:

DISCONTINUED OPERATIONS
(ARBOR GATE AND WAVERLY)
BALANCE SHEET

Assets	Sept. 30, 2007	Dec. 31, 2006
Investment property
Land	$128,000	128,000
Prepaid expenses and other assets	4,000	---
Assets of discontinued operations - property held for sale	$132,000	128,000
Liabilities:
Account payable, prepaid rent and accrued expenses	$149,000	149,000
Real estate taxes payable	56,000	55,000
Liabilities of discontinued operations - property held for sale	$205,000	204,000

DISCONTINUED OPERATIONS
 (ARBOR GATE AND WAVERLY)
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
Total revenues	$ ---	47,000	---	406,000
Operating expenses	(16,000)	(118,000)	(84,000)	363,000
Gain on sale	---	1,402,000	---	1,402,000
Net operating income (loss)	(16,000)	1,331,000	(84,000)	1,444,000
Interest income	---	(6,000)	---	(32,000)
Interest expense	---	53,000	---	230,000
Income (loss) from discontinued operations - before ACI	$(16,000)	1,284,000	(84,000)	1,246,000
Income (loss) from discontinued operations - ACI	---	(65,000)	---	149,000
Income (loss) from discontinued operations - ACI	$(16,000)	1,219,000	(84,000)	1,395,000

On August 29, 2005, Arbor Gate and Waverly sustained extensive damages caused by Hurricane Katrina. The rehabilitation of Arbor Gate due to the damages was ongoing at December 31, 2005 and was completed during the year ended December 31, 2006. Waverly has not been rehabilitated. Both properties were insured for property damage resulting from Hurricane Katrina.

As of the date of the hurricane, the estimated total net book value of the assets destroyed at Arbor Gate and Waverly was $6,159,000. An insurance receivable for this amount was recorded during 2005 due to expected recovery from the insurance carriers. During the year ended December 31, 2005, the Trust received a total of $5,600,000 from the insurance carriers resulting in a receivable at December 31, 2005 of approximately $560,000. During the year end December 31, 2006, the Trust received additional sums totaling approximately $1,430,000. Amounts received in excess of the recorded receivable were recognized as a gain of approximately $871,000 after the Trust determined there were no remaining contingencies on recoveries received. Of the total amount of insurance recoveries received to date, approximately $344,000 was paid by the excess property carrier. The recovery from the excess property carrier represents the undisputed portion of the Trust’s claim. The Trust is still seeking additional amounts from the excess property carrier and has filed a lawsuit in regard to this matter as described below.

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

 (7) Subsequent Events

Stock Repurchase Program

On October 15, 2007, the Board of Trustees of the Trust approved a stock repurchase program authorizing the Trust to purchase up to 100,000 shares of the Trust’s common stock, par value $1.00.  Pursuant to the repurchase program, the Trust has authorized a broker to make purchases on the open market from time to time based on market conditions, subject to the broker complying with the safe harbor rules under SEC Rule 10b-18, which place restrictions on the timing of purchases and the number of shares that can be purchased each day to avoid market manipulation. The repurchase program does not require the Trust to repurchase any specific number of shares and may be modified, suspended, or terminated by the Board of Trustees at any time without prior notice. The Trust intends to finance repurchases under the program through available cash. As of November 12, 2007, the Trust has purchased 4,661 shares totaling $46,219.

Merger

On October 15, 2007, the Board of Trustees approved the merger of Regency North Associates, L.P. with and into Regency North Acquisition, L.L.C. (“RNA”), a new subsidiary of the Trust's operating limited partnership Maxus Operating Limited Partnership (MOLP), pursuant to which RNA would acquire Regency North Apartments, a 180 unit multi-family housing apartment complex located in Kansas City, Missouri. The current owners of Regency North Associates, L.P. include Bond Purchase, L.L.C., (an affiliate of David L. Johnson), Aspen Realty, L.L.C., and fifteen other limited partners. The limited partners of Regency North Associates, L.P. have approved the transaction. The effective cost to the Trust is estimated at $6,478,000 and the Trust would assume the first mortgage on Regency North Apartments of $4,835,000. Pursuant to the merger, the Trust has offered the limited partners the option of $1,500 in cash or 100 operating units, valued at $15 per unit (approximately $22,500 in the aggregate). The merger is subject to the lender’s consent to the assumption including the guaranty by MOLP and the Trust of certain obligations in the event of defaults.

Internal Controls and Financial Reporting

On October 15, 2007, at a special meeting, the Board of Trustees decided to evaluate the Trust’s growth opportunities to make a decision regarding whether to de-register the Trust’s common stock under the Securities Exchange Act of 1934, as amended, over the next several months since the Trust currently has fewer than 300 shareholders, as described in the Trust’s Current Report on Form 8-K filed on October 19, 2007. Although the Board of Trustees has directed management to continue to work towards compliance with the internal control over financial reporting requirements under the Sarbanes Oxley Act, the Board intends to continue to investigate and evaluate the costs of becoming fully compliant with such requirements. This analysis will be part of the Board’s decision-making process of whether to de-register the Trust’s common stock. As a result, management does not believe the Trust will be fully compliant with the internal control over financial reporting requirements under the Exchange Act in connection with the 2007 Form 10-KSB annual report required to be filed with the SEC in March 2008.

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

Economic trends appear to indicate that interest rates are increasing. It also appears that unemployment rates are declining, with job growth rising. If these trends are correct and if the trends continue, management believes the Trust should be able to begin reducing concessions, raising rental rates and increasing occupancy, which should improve revenues. In such case, management also believes variable operating expenses will also tend to increase, but fixed expense coverage would improve.

The Trust primarily invests in income-producing real properties (apartments). As of September 30, 2007 the Trust’s portfolio is comprised of:

PROPERTY	# UNITS	TYPE	LOCATION	PURCHASE
				DATE

Barrington Hills Apartments	232	Apartments	Little Rock, AR	November, 2001
(“Barrington Hills”)

Bicycle Club Apartments (“Bicycle Club”)	312	Apartments	North Kansas City, MO	July, 2005

Chalet Apartments (1)	234	Apartments	Topeka, KS	September, 2001
(“Chalet”)

Forest Park/Valley Forge Apts.	198	Apartments	Kansas City, MO	August, 2000/
(“Forest Park/Valley Forge”)				November, 2006

King’s Court/Terrace Apts.	166	Apartments	Olathe, KS	August, 2001/
(“King’s Court/Terrace”)				April, 2004

Highland Pointe Apartments	232	Apartments	Yukon, OK	January, 2007
(“Highland Pointe”)

Northtown Business Center	240,000 sq. ft.	Industrial and related	North Kansas City,	August, 2006
	&	office and	MO
	12.44 acres	mezzanine space

The Landings Apartments	154	Apartments	Little Rock, AR	September, 2001
(the “Landings”)

Waverly Apartments (2)	128	Apartments	Bay Saint Louis, MS	September, 2004
(“Waverly”)

 (1)  Chalet I and Chalet II were merged into one subsidiary on September 27, 2007.
 (2)Waverly Apartments is classified as a discontinued operation.

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. The Trust anticipates that the UPREIT structure will enable it to make additional acquisitions of properties from tax-motivated sellers. As an UPREIT, the Trust believes that MOLP will be able to issue limited partnership operating units to tax-motivated sellers who contribute properties to MOLP, thereby enabling those sellers to realize certain tax benefits that would be unavailable to them if the Trust purchased those properties directly for cash or common stock. As of September 30, 2007, minority holders of MOLP owned 47,339 limited partnership operating units, or approximately 3.25% of the partnership interest in MOLP. Maxus Realty Trust’s common shares trade on the NASDAQ Stock Exchange (NASDAQ: MRTI).

Each of the real estate properties are owned by single member limited liability companies that are directly owned by MOLP. Maxus Properties, Inc. provides property management services for each of the Trust’s real properties.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Consolidated Results

Cash as of September 30, 2007 was $6,688,000, a decrease of $1,782,000 from $8,470,000 at December 31, 2006. The majority of the decrease was due to requirements for cash to fund the acquisition of Highland Pointe. Escrows and reserves held by various lenders were $1,514,000 and $1,261,000 at September 30, 2007 and December 31, 2006, respectively. A portion of the increase, $104,000, was due to the required capital replacement reserve requirements as set forth in the refinancing agreement of Chalet. The balance of the increase is due to the various lenders’ increased escrow and reserve funding requirements.

Net cash provided by operating activities increased $963,000 to $1,413,000 for the nine month period ended September 30, 2007.  The majority of the increase was due to the changes in cash affecting operations such as the increase in accounts payable and other accrued liabilities.

Net cash used in investing activities was $4,203,000 which was comprised of $3,420,000 for the acquisition of Highland Pointe and the balance comprised of routine capital expenditures.

Net cash provided by financing activities was $1,008,000 for the nine month period ended September 30, 2007. A portion of the cash was generated from the refinancing of the Chalet Apartments. Distributions in the amount of $1,160,000 were made to the shareholders of record for the nine months ended September 30, 2007.

Management is committed to maintaining a strong balance sheet and preserving their financial flexibility, which they believe will enhance their ability to capitalize on attractive investment opportunities as they become available.  Management believes that the current cash position and the properties’ ability to generate adequate cash flows should enable the Trust to fund anticipated operating and capital expenditures for the remainder of 2007. No assurance can be given as to the actual timing or amount of any additional insurance proceeds or for sale proceeds from the Waverly property.  Please refer to the Condensed Consolidated Statements of Cash Flows for detailed information of our sources and uses of cash for the periods ending September 30, 2007 and 2006.

Projected capital expenditures of approximately $1,503,000 are currently planned for the remainder of 2007, primarily for re-roofing, parking/driveway repair, landscaping, concrete repairs, replacing damaged wood decks, repairing balconies, office/clubhouse renovations, and the replacement of HVAC units. The majority of these expenditures are expected to be reimbursed from escrow reserves held by lenders. Capital replacements of approximately $374,000 are currently expected to be reimbursed from reserves held by lenders. The Trust will also continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

On July 17, 2007, the Board of Trustees of the Trust declared a cash dividend of $0.20 per share payable to the holders of record on August 31, 2007 of the Trust's $1.00 par value, common stock. The dividend was paid on September 21, 2007.

On October 15, 2007, the Board of Trustees of the Trust approved a stock repurchase program authorizing the Trust to purchase up to 100,000 shares of the Trust’s common stock, par value $1.00. The share repurchase program will take place on the open market from time to time based on market conditions.  The repurchase program does not require the Trust to repurchase any specific number of shares and may be modified, suspended, or terminated by the Board of Trustees at any time without prior notice.  The Trust intends to finance repurchases under the program through available cash.

Contractual Obligations and Commercial Commitments

	Balance at	Interest	Fixed	Due
	Sept. 30, 2007	Rate	or (variable)	Date

Barrington Hills	5,338,000	6.04%	Fixed	July 1, 2029

Bicycle Club	11,127,000	6.19%	Fixed	September 1, 2016

Chalet (1)	8,070,000	5.79%	Fixed	October 1, 2017

Forest Park	2,335,000	5.29%	Fixed	September 1, 2015

Highland Pointe	13,000,000	5.67%	Fixed	February 28, 2017

Kings Court	2,238,000	5.91%	(variable)	May 1, 2009

Northtown Bus. Center	3,115,000	6.87%	Fixed	September 1, 2016

Terrace	1,544,000	6.87%	Fixed	February 1, 2009

The Landings	6,181,000	6.19%	Fixed	September 1, 2016

Valley Forge	1,715,000	5.69%	Fixed	December 1, 2015

Total	$54,663,000

(1)  As of September 27, 2007 Chalet I & II merged into one subsidiary.

OFF-BALANCE SHEET ARRANGEMENTS

The Trust does not have any “off-balance sheet arrangements” as defined in Item 303 (c) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the nine months ended September 30, 2007 are detailed below.

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

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
Net income (loss)	$(741,000)	974,000	(1,495,000)	917,000

Property related depreciation and amortization (1)	787,000	460,000	2,394,000	1,567,000
Funds from operations	$46,000	1,434,000	899,000	2,484,000

(1)  For the nine months ended September 30, 2007 and September 30, 2006, depreciation and amortization of discontinued operations of Arbor Gate and Waverly of $0 and $41,000, respectively, and is included in this amount.

The Trust has historically added amortization of deferred financing costs back to net income to determine funds from operations. Historically these costs have not been material. Management has re-examined this policy and believes amortization of deferred financing cost should not be included in the determination of funds from operations. All periods presented have been adjusted to conform to this change in policy.

Occupancy

The occupancy levels at September 30, 2007 were as follows:

	OCCUPANCY LEVELS
	AT SEPTEMBER 30,
	2007	2006
Barrington Hills	87%	88%
Bicycle Club	93%	90%
Chalet	96%	96%
Forest Park/Valley Forge (1)	86%	95%
Highland Pointe (2)	96%	n/a
King’s Court/Terrace	92%	92%
The Landings	99%	90%
Northtown Business Center (3)	95%	95%
Waverly (4)	0%	0%

(1) Valley Forge was acquired in November 2006.
(2)  Highland Pointe was acquired in January 2007.
(3) Northtown Business Center was acquired in August 2006.
(4) Waverly is uninhabitable due to the damages incurred by Hurricane Katrina in August 2005.

Forest Park/Valley Forge was 86% occupied at September 30, 2007. A majority of the percentage of decrease in occupancy from the same period in 2006 was due to residents buying homes. Tenant concessions have been necessary to compete with the existing competition. Bicycle Club was 93% occupied at September 30, 2007. The property is experiencing few turnovers this year compared to last year, mostly due to a decrease in home buying. King’s Court/Terrace occupancy was 92% at September 30, 2007. King’s Court/Terrace is located in Olathe, Kansas. Overall occupancy in the Olathe, Kansas market has remained stable, with most competitors’ average occupancy in the high 80% to low 90% range. It appears that tenant concessions are declining. There continues to be fewer people purchasing homes in this market due to the increase in interest rates. Olathe is the fastest growing city in the Johnson County area. Chalet, which is located in Topeka, Kansas, ended the quarter at 96% occupancy. The average occupancy for competitors in this market is 93%. Chalet offers few concessions due to consistently high occupancy rates. The Landings and Barrington Hills are both located in Little Rock, Arkansas. The average occupancy rate for Little Rock is 93% to 95%. The Landings and Barrington Hills had occupancy rates of 99% and 87%, respectively on September 30, 2007. Barrington’s decrease in occupancy from the same period in 2006 is due in part to a downturn in the rental market in the Little Rock area. Management is currently giving rent concessions to all prospective tenants of Barrington Hills. During the most recent quarter, concessions in the Little Rock area have been more aggressive. Because of the damages incurred by Hurricane Katrina in August 2005, Waverly is uninhabitable. Waverly is located in Bay Saint Louis, Mississippi. Due to the effects of Hurricane Katrina, competitive conditions in this area of Mississippi are difficult to ascertain at this time. The occupancy at Northtown Business Center is 95%. The commercial and industrial real estate market in North Kansas City continues at a steady growth pace. This is partly due to North Kansas City’s close proximity to downtown Kansas City, easy access and regional centrality. Lease rates at Northtown Business Center are consistent with market prices.

Comparison of Consolidated Results

For the nine month periods ended September 30, 2007 and 2006, the Trust’s consolidated revenues from continuing operations were $8,573,000 and $5,980,000, respectively. Revenues increased $2,593,000 (43%) for the nine month period ended September 30, 2007 as compared to the same period ended September 30, 2006. The increase is due primarily to the 2006 acquisitions of Northtown Business Center and Valley Forge, and the 2007 acquisition of Highland Pointe. Highland Pointe provided an additional $1,332,000 of revenues for the nine month period ended September 30, 2007. Northtown Business Center provided an additional $876,000 for the nine month period ended September 30, 2007.

For the nine month periods ended September 30, 2007 and 2006, the Trust’s consolidated operating expenses were $7,689,000 and $5,187,000, respectively. Expenses increased $2,502,000 (48%) for the nine month period ended September 30, 2007, as compared to the same period ended September 30, 2006. This increase is due primarily to the properties acquired in 2006 and the acquisition of Highland Pointe in 2007. The acquisitions of Northtown Business Center and Valley Forge increased operating expenses by $528,000 for the nine month period ended September 30, 2007. The acquisition of Highland Pointe increased operating expenses by $1,287,000 for the nine month period ended September 30, 2007. For the nine months ended September 30, 2007, depreciation and amortization expense increased by $868,000, interest expense increased by $568,000, repairs and maintenance expense increased $235,000, utility expense increased $405,000 and other operating expenses increased by $226,000. These increases pertain to the additional investment assets associated with the acquisition of Northtown Business Center, Valley Forge and Highland Pointe.

The net loss from continuing operations before minority interest for the nine month period ended September 30, 2007 was ($1,461,000) or ($1.04) per share. The net loss from continuing operations before minority interest for the nine-month period ended September 30, 2006 was ($447,000) or ($.31) per share.

MARKET RISK

The Trust’s results of operations are highly dependent on fluctuations in interest rates to the extent its properties are financed through variable interest rate loans or fixed interest rates loans nearing maturity.  See the table under this

Item 2 titled “Contractual Obligations and Commercial Commitments for the interest rates affecting each property.  Only the loan on the Kings Court property, which matures in May 2009, has a variable interest rate, and the only loan that matures within the next two years is the loan on the Terrace property (June 2009). A 100 basis point increase in the variable rate debt on the Kings Court property on an annual basis would impact net income by approximately $22,000. The Bicycle Club, Landings and Valley Forge notes will allow prepayment in full, subject to compliance with the prepayment terms as set forth in the promissory note, including payment of the applicable prepayment premium. The prepayment penalty is the greater of 1% of the amount of principal being prepaid or the yield maintenance calculation as contained in the note. In regards to Northtown Business Center, at closing the Trust paid a $31,500 nonrefundable prepayment buy-out payment which allows the Trust to prepay all or part of the outstanding principal balance of the mortgage loan on any monthly payment date without payment of any further prepayment charge or fee.

As of September 30, 2007, the Trust does not currently meet the required stockholder’s equity under NASDAQ's Global Market continued listing standards, which requires at least $10 million in stockholder’s equity. Currently, management is evaluating options in order to increase stockholder’s equity. Management is also considering the possibility of transferring the listing to the NASDAQ Capital Market, which has less stringent listing requirements. Management expects to receive a letter from NASDAQ regarding the failure to meet the continued listing standard. Management further expects the letter will give the Trust fifteen days to provide a plan to NASDAQ reasonably satisfactory to NASDAQ to become compliant with the listing standard or face de-listing proceedings from the Global Market.

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

(b)    Changes in internal controls

There has been no material change in the Trust’s internal controls over financial reporting during its most recent fiscal quarter from that of December 31, 2006. The Trust is in the process of analyzing a plan to ensure the Trust has adequate technical accounting resources related to financial statement preparation and disclosures. The Trust is continuing to evaluate its options to mitigate the disclosure control deficiency in connection with its evaluation regarding whether to de-register. See Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements, incorporated herein by this reference. The Trust anticipates taking actions to mitigate the disclosure control deficiency during the next quarter.

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

The Trust received a check in the amount of $344,557 from RSUI on October 25, 2006. It is believed that this amount represented partial payment of an undisputed portion of the property damage claim related to

Hurricane Katrina. This check was offered to the Trust without prejudice to the Trust’s rights to claim additional sums in the ongoing litigation. Management intends to vigorously pursue this matter. At this date the amount of any additional recovery by the Trust cannot be estimated. A trial date of January 28, 2008 is presently scheduled.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS

  None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.      OTHER INFORMATION

As previously reported, on December 29, 2006 the Trust entered into a Purchase and Sale Agreement with Central Texas Marketplace Apartments, LLC and agreed to purchase a 216 unit residential apartment complex located in Waco, Texas, subject to a 30 day due diligence review and inspection of the Property, which was required to be satisfactory in the Trust’s sole discretion. On January 25, 2007, the Trust terminated the Purchase Agreement, in accordance with its terms, by written notice to Seller, and requested an extension of the due diligence period in the Disapproval Notice, but the Seller did not grant the extension. On August 15, 2007 the Trust received a refund of the earnest money from Assured Quality Title Company that had been held in escrow in the amount of $100,936.99 for earnest money plus interest.

ITEM 6.      EXHIBITS

   See Exhibits Index on Page 22.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAXUS REALTY TRUST, INC.

Date:	November 13, 2007	By:	/s/ David L. Johnson
David L. Johnson
Chairman of the Board,
President and Chief Executive Officer
Trustee

Date:	November 13, 2007	By:	/s/ John W. Alvey
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