Form 10KSB
period 2007-12-31
MAXUS REALTY TRUST INC.
filed 2008-03-27
CIK 748580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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
Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The issuer’s revenues for its most recent fiscal year are $11,600,000.

As of February 1, 2008, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was $7,623,863. (The aggregate market value was computed on the basis of the closing price of $9.60 per share on February 1, 2008, using the number of shares not beneficially owned on February 1, 2008 by the Executive Officers, Trustees, or holders of 10% or more of the Registrant's common stock. The characterization of such Executive Officers, Trustees, and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

As of February 1, there were 1,410,000 shares of the Registrant’s common stock, par value $1 per share, issued and 1,395,000 shares outstanding.

Documents incorporated by reference:

(1) Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2007, are incorporated by reference into Parts I & II of this Annual Report on Form 10-KSB.

(2) Portions of the Registrant’s 2007 Proxy Statement for the Annual Meeting to be held on May 13, 2008, are incorporated into Part III, as described herein.  Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-KSB.

CAUTIONARY STATEMENTS

This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this section and located elsewhere in this Form 10-KSB regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) the ability to retain tenants, (ii) general economic, business, market and social conditions, (iii) trends in the real estate investment market, (iv) projected leasing and sales, (v) competition, (vi) inflation, (vii) the cost and availability of mortgage financing and (viii) future prospects for the Trust. Readers are urged to consider these factors and the risk factors identified in Part I of this Form 10-KSB carefully in evaluating the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included herein are made only as of the date of this Form 10-KSB, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Maxus Realty Trust, Inc. (f.k.a. Nooney Realty Trust, Inc.) (the "Registrant" or "Trust") is a corporation formed under The General and Business Corporation Law of Missouri on June 14, 1984, to make equity investments in income-producing real properties, primarily commercial and light industrial properties.

In connection with the change in the Trust’s investment policies described below, the Trust’s equity investments in income-producing real properties are segregated into two key segments, apartments and commercial. On August 15, 2000, the Trust purchased the Forest Park Apartments (formerly North Winn Apartments). In 2001, the Trust acquired the following properties: in August, King’s Court Apartments; in September, Chalet I and Chalet II Apartments and The Landings at Rock Creek Apartments; and in November, Barrington Hills Apartments. In May 2004, Terrace Apartments was acquired. In September 2004, Arbor Gate Apartments and Waverly Apartments were acquired. In July 2005 the Bicycle Club Apartments was acquired. On August 30, 2006 the Northtown Business Center was acquired. On November 17, 2006 Valley Forge Apartments was acquired. On January 11, 2007, Highland Pointe Apartments was acquired. On November 30, 2007 Regency North Apartments was acquired. Each of these properties is owned by single member limited liability companies wholly-owned by the Trust’s operating limited partnership, Maxus Operating Limited Partnership (“MOLP”). On July 21, 2006 Arbor Gate Apartments was sold.

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

Management believes that the multifamily real estate market will continue to improve due to current conditions negatively impacting the single family housing market, and this trend should increase the value of the Trust's properties in the future. The status of the Trust's individual properties and opportunities to increase their value is carefully reviewed by management and the Board of Trustees on a quarterly basis along with any proposals or opportunities that are presented to expand or merge the Trust.

The business in which the Registrant is engaged is highly competitive. The Registrant's investment properties are located in or near major urban areas and are subject to competition from other similar types of properties in such areas. The Registrant competes for tenants for its properties with numerous other real estate investment trusts, as well as with individuals, corporations, real estate limited partnerships and other entities engaged in real estate investment activities. Such competition is based on such factors as location, rent schedules, property condition and services and amenities provided.

Maxus Properties, Inc., a Missouri corporation (“Maxus”), provides property management services for the Registrant. David L. Johnson, Chairman, Chief Executive Officer and President of the Registrant, is the Chairman and majority shareholder of Maxus. John W. Alvey, Treasurer and Principal Financial Officer of the Registrant, is Executive Vice President and Chief Financial Officer of Maxus. DeAnn M. Totta, Corporate Secretary and Principal Accounting Officer of the Registrant, is Vice President of Reporting and Administration of Maxus. Michael P. McRobert, Vice President of the Registrant, is President and Chief Executive Officer of Maxus.

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. At December 31, 2007, the Trust owned approximately 94.25% of the limited partnership interests in MOLP and minority holders of MOLP owned 85,072 limited partnership operating units, or approximately 5.75% of MOLP. The 85,072 limited partnership operating units were issued in connection with the acquisition of the Terrace Apartments in April 2004, the acquisition of the Bicycle Club Apartments in July 2005, and the acquisition of the Regency North Apartments in November 2007.

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

We May Be Unable to Renew Leases or Relet Units as Leases Expire

If our residents decide not to renew their leases upon expiration, we may not be able to relet their units. Even if the residents do renew or we can relet the units, the terms of renewal or reletting may be less favorable than current lease terms.  Because currently all of our leases are for apartments, they are generally for terms of no more than one year. If we are unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. Consequently, our cash flow and ability to service debt and make distributions to security holders would be reduced.

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

We May Have Difficulty Integrating Any Acquired Business or Property

Our ability to successfully integrate acquired businesses and properties depends, among other things, on our ability to attract and retain qualified personnel, integrate the personnel and operations of the acquired property, maintain standards, controls, procedures and policies and maintain adequate accounting and information systems. We can provide no assurance that we will be able to accomplish these goals and successfully integrate any acquired businesses or properties. If we fail to successfully integrate such businesses or properties, our results of operations could be adversely affected.

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

Changes in Laws Could Affect Our Business

We are generally not able to pass through to our residents under existing leases real estate taxes, income taxes or other taxes. Consequently, any such tax increases may adversely affect our financial condition and limit our ability to make distributions to our shareholders. Similarly, changes that increase our potential liability under environmental laws or our expenditures on environmental or Americans with Disabilities Act compliance would adversely affect our cash flow and ability to make distributions in the future.

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

The Marketplace for Insurance Coverage Is Uncertain and for Some Properties Insurance May Become More Expensive and More Difficult To Obtain.

The current insurance market is characterized by volatility with respect to premiums, deductibles and coverage. For most types of coverage, we are currently experiencing stagnation in premiums. Sustained deterioration in insurance marketplace conditions may have a negative effect on our operating results.

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

Scheduled Debt Payments Could Adversely Affect Our Financial Condition

In the future, our cash flow could be insufficient to meet required payments of principal and interest on mortgages secured by our properties or to pay distributions to our shareholders at expected levels.

We may not be able to refinance existing debt which in virtually all cases requires substantial principal payments at maturity and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness, particularly if credit markets continue to tighten. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. As a result, we may be forced to postpone capital expenditures necessary for the maintenance of our properties and may have to dispose of one or more properties on terms that would otherwise be unacceptable to us.   See Note 3 of the Notes to Consolidated Financial Statements incorporated by reference to our 2007 Annual Report to Shareholders for more details regarding current interest rates and maturity dates for our existing mortgage loans.

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

Failure To Comply with Changing Regulation of Corporate Governance and Public Disclosure Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price, and Continuing Compliance Will Result in Additional Expenses.

The Sarbanes-Oxley Act of 2002, as well as new rules and standards subsequently implemented by the Securities and Exchange Commission and NASDAQ, have required changes in some of our corporate governance and accounting practices, and are creating uncertainty for us and many other public companies, due to varying interpretations of the rules and their evolving application in practice.  We expect these laws, rules and regulations to increase our legal and financial compliance costs, and to subject us to additional risks.  In particular, if we fail to maintain adequate internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, as such standards may be modified, supplemented or amended from time to time, a material misstatement in our financial statements or other disclosures could go undetected.  We have not fully remediated the material weakness reported in our internal controls in our December 31, 2006 Form 10-KSB. In addition, as described below, management failed to evaluate our internal controls over financial reporting as of December 31, 2007 in accordance with Exchange Act Rules 13a-15(c) and 15d-15(c).  Accordingly, we are unable to conclude that we have effective internal controls over financial reporting.  Failure to maintain an effective internal control environment could have a material adverse effect on our business, operating results, and stock price.  Additionally, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations have required, and we believe will continue to require, the commitment of significant financial and managerial resources.  Our Board has decided not to devote more resources to compliance with Section 404 until it decides whether to de-register our common stock, as described in more detail below.

Management’s Failure To Assess Our Internal Controls Over Financial Reporting in accordance with the Requirements of Exchange Act Rules 13a-15(C) and 15d-15(C) Could Have a Material Adverse Effect on Our Disclosure, the Accuracy and Integrity of Our Financial Reporting, Investor Confidence and Our Stock Price.

As described in Item 8A of this report, Rules 13a-15(c) and 15d-15(c) require us to include a report by our management on our internal control over financial reporting in our annual reports filed with the SEC.  This annual report on Form 10-K must contain an assessment by management of the effectiveness of our internal control over financial reporting as of the year ended December 31, 2007, and a statement as to whether our internal control over financial reporting was effective.  We were unable to complete management’s assessment of internal control over financial reporting in accordance with Exchange Act Rules 13a-15(c) and 15d-15(c), and therefore, were unable to find such internal controls were effective.  Although management believes that this report, including the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operation, are accurate, management’s failure to maintain effective internal control over financial reporting and its failure to evaluate our internal control over financial reporting in accordance with Exchange Act Rules 13a-15(c) and 15d-15(c) could result in a material misstatement of our financial statements or other disclosures, which may have otherwise been prevented or detected had management completed its assessment.  Additionally, management’s failure to evaluate our internal controls over financial reporting in accordance with Exchange Act Rules 13a-15(c) and 15d-15(c) could negatively impact investor confidence in the accuracy and integrity of our financial statements, which could result in an adverse effect on our stock price.  See Item 8A of this report for additional information regarding our failure to complete management’s assessment of internal control over financial reporting in accordance with Exchange Act Rules 13a-15(c) and 15d-15(c).

Our Failure To Maintain Effective Disclosure Controls and Procedures and Our Failure to Evaluate Internal Control Over Financial Reporting in accordance with Exchange Act Rules 13a-15(c) and 15d-15(c) Could Subject Us To Action by the Securities Exchange Commission or Private Litigants.

Exchange Act Rules 13a-15(c) and 15d-15(c) require our management to evaluate the effectiveness, as of the end of the year ended December 31, 2007, of our internal control over financial reporting pursuant to a recognized control framework.  Because management did not complete its evaluation as required by these rules, it is possible that the Securities and Exchange Commission could take the position that we have not complied with the reporting requirements of the Exchange Act and could potentially bring an enforcement action against us.  We could also be exposed to claims or litigation by shareholders as a result of these matters.  Any such actions would divert management’s time and attention away from operating the Trust and could expose us to defense costs, penalties and damages, and potentially require that we indemnify our trustees against claims and expenses to which they may be subject as a result of these matters.

Shareholders’ Ability to Effect Changes in Control of the Trust is Limited

We Have a Share Ownership Limit for REIT Tax Purposes

To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any year. To facilitate maintenance of our REIT qualification, our Bylaws, prohibit ownership by any single Person (as defined by the Registrant’s by-laws) of more than 7.6% of the outstanding shares of common stock, with the exception of David L. Johnson, the Trust’s Chairman of the Board (the “Ownership Limit”).  Pursuant to the Trust's Bylaws, any acquisition of shares in violation of the Ownership Limit will be null and void with respect to the excess shares. The excess shares shall be deemed to have been acquired and to be held on behalf of the Trust, and, as the equivalent of treasury shares for such purpose, shall not be considered to be outstanding for quorum or voting purposes, and shall not be entitled to receive dividends, interest or any other distribution. The Ownership Limit could delay or prevent a change in control and, therefore, could adversely affect our shareholders’ ability to realize a premium over the then-prevailing market price for their shares of common stock.

Control and Influence by Significant Shareholders Could be Exercised in a Manner Adverse to Other Shareholders

As of January 10, 2008, the Executive Officers and Trustees owned approximately 43% of our outstanding shares of common stock. As a result of their ownership the Executive Officers and Trustees may have substantial influence over the Trust. Although these shareholders have not agreed to act together on any matter, they would be in a position to exercise more influence over the Trust’s affairs if they were to act together in the future. This influence could conceivably be exercised in a manner that is inconsistent with the interests of other shareholders.

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

Additional Limits On Changes In Control May Adversely Affect  our Shareholders

In addition to the Ownership Limit and the effect of any issuance of preferred stock, there are a number of provisions in our Articles of Incorporation and Bylaws, the Missouri corporate statutes and agreements we have with others which could make it more difficult for a party to make a tender offer for our shares or complete a takeover of the Trust which is not approved by our Board of Trustees. These include:

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

Risks That May Affect The Market Price Of Our Shares

We Cannot Assure You We Will Continue Paying Dividends At Historical Rates

We suspended the payment of quarterly dividends in 2006 due to the impact of Hurricane Katrina. We reinstated the dividends in 2007. Our ability to continue paying dividends at historical rates or to increase our common stock dividend rate will depend on a number of factors, including our financial condition and results of future operations and our ability to acquire, finance and lease additional properties at attractive rates. We are hopeful to continue to pay quarterly dividends so to avoid the adverse effect not paying dividends could have on the market price of our common stock.

There is a Risk of being De-Listed by Nasdaq

On November 21, 2007, we received notice from the Nasdaq Stock Market (“Nasdaq”) that we did not comply for the quarter ended September 30, 2007, with the $10 million minimum stockholders’ equity requirement established by Nasdaq Marketplace Rule 4450(a)(3) for continued inclusion on the Nasdaq Global Market.  Nasdaq’s notice gave us until December 6, 2007, to provide Nasdaq with a plan to achieve and sustain compliance with the Nasdaq

Global Market listing requirements for minimum stockholders’ equity, and to indicate a time frame to resolve the listing deficiency.  We responded to the notice by applying to transfer its listing to the Nasdaq Capital Market.

On December 12, 2007, we received notice from the Nasdaq Stock Market that our application for transfer of our common stock listing to the Nasdaq Capital Market was accepted. The listing became effective as of December 14, 2007.   We believe we will continue to meet the criteria for listing on the Nasdaq Capital Market.

As of December 31, 2007, our stockholders' equity was approximately $9,423,000.

Although we will continue to monitor compliance with Nasdaq's listing standards and believe that we will be able to remain in compliance with such standards, including the minimum stockholders' equity requirement, there can be no assurance that we will be able to remain in compliance and that our stock will not ultimately be subject to de-listing.  In such event, the public market for our stock, and its market price, could be significantly reduced.

Our Failure To Evaluate Our Internal Control Over Financial Reporting In Accordance With Exchange Act Rules 13a-15(c) And 15d-15(c) Could Subject Us To The Suspension Of Our Listing Or Delisting Of Our Common Stock On The Nasdaq Capital Market.

Our common stock currently trades on the Nasdaq Capital Market.  This market has continued listing standards that we must maintain to avoid suspension of our listing or the delisting of our common stock.  The standards require among others, a qualitative standard that we distribute to our shareholders an annual report containing financial statements of the Trust.  It is possible that Nasdaq could take the position that because management did not complete its assessment of internal control over financial reporting in accordance with Exchange Act Rules 13a-15(c) and 15d-15(c), our annual report is not complete and could be, therefore, deemed delinquent.  This could result in Nasdaq determining that we have failed to meet one of the qualitative listing standards required for continued listing of our common stock based upon a currently informal policy of Nasdaq. However, this informal policy is codified in Nasdaq’s proposed revision to its Marketplace Rules in the draft Nasdaq Marketplace Handbook, published for comment on December 3, 2007.  Under the proposed revised Marketplace Rules, Marketplace Rule 5250(c) provides that a periodic financial report shall not be considered complete if, “a required assessment or opinion of internal controls is missing.”  If our common stock is de-listed from Nasdaq the public market for our stock, and its market price, could be significantly reduced.

If our Board Determines to De-Register our Common Stock, the Public Market for our Common Stock, and its Market Price, Could Be Significantly Reduced.

If our Board of Trustees determines that it is in the best interest of our shareholders to de-register our common stock and our common stock is de-registered, we would no longer be required to file periodic reports with the SEC, to comply with the Sarbanes Oxley Act of 2002, the SEC’s proxy and tender offer rules or the obligation to design, implement, maintain and evaluate disclosure controls and procedures and internal controls over financial reporting.  In such event, our shareholders would likely experience a reduction in liquidity with respect to our common stock because our common stock would be de-listed from Nasdaq and trading likely would only occur as a result of "pink sheet" quotations of unsolicited customer orders, or in privately negotiated sales.  In such event, we cannot guarantee that our shares would always be available for trading.  In addition, our shareholders would not have available all of the information regarding us that has in the past been available in our SEC filings.  As a result, such actions could significantly reduce the market price of our common stock.

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

Employees

As of December 31, 2007, the Registrant has no employees. Property management services for the Registrant's investment properties are provided by Maxus. Maxus employs more than 300 people to manage 53 commercial and residential properties, including more than 8,302 apartment units and approximately 640,746 square feet of retail and office space.

ITEM 2: DESCRIPTION OF PROPERTY

On January 22, 1986, the Registrant purchased the Applied Communications, Inc. Building (the “ACI Building”), an office building located in Omaha, Nebraska. The ACI Building contained approximately 70,000 net rentable square feet and is located on a 7.59 acre site which provides paved parking for 400 cars. The purchase price of the ACI Building was $6,401,000. The building was 100% leased by a single tenant, Applied Communications, Inc. On December 4, 2001, a small, unimproved portion of the land on which ACI was situated was sold for $29,600 to an unrelated third party. The entire proceeds were applied to the loan on the property. The ACI Building was sold on August 25, 2004. The gain on sale was approximately $2,116,000, as described in more detail in Note 9 of the notes to Consolidated Financial Statements incorporated by reference to the Registrant’s 2006 Annual Report to Shareholders. In connection with the sale, the buyer executed a wrap loan agreement in the amount of $4,143,000 at a fixed rate of 8.63% in favor of ACI Financing LLC, which has debt of $4,143,000 at a fixed rate of 8.63% secured by the ACI Building. On December 8, 2006, the Lender, consented to (i) the transfer of the interest of ACI Financing, L.L.C., our subsidiary, in the ACI Building, to FOR 1031 Omaha LLC (“FOR 1031”) and (ii) FOR 1031’s assumption of ACI Financing’s obligations under ACI Financing’s existing loan from the Lender secured by the ACI Building. The wrap loan agreement and loan assumption are described in more detail in Note 5 of the notes to Consolidated Financial Statements incorporated by reference to the Registrant’s 2007 Annual Report to Shareholders.

On August 15, 2000, the Trust purchased the Forest Park Apartments (formerly North Winn Apartments) (”Forest Park”). Forest Park is located in Kansas City, Missouri. Forest Park consists of 110 multi-family apartment units. The purchase price was $2,725,000. In August 2000, $1,986,000 of debt was incurred relative to the acquisition of Forest Park. However, on August 31, 2005, the Trust refinanced the loan on Forest Park with NorthMarq Capital, Inc. and Freddie Mac. The mortgage note had an outstanding balance of $2,326,000 at December 31, 2007.

In August 2001, in connection with the purchase of King’s Court Apartments, an 82 unit multi-family apartment complex in Olathe, Kansas (“King’s Court”), the Trust assumed the obligation to repay certain multi-family housing revenue refunding bonds issued in an aggregate amount of $2,209,000, at a fixed rate of 5.69%, which were due and payable on November 1, 2026. The bonds were paid off in October of 2003. In May 2004 $2,350,000 of debt was incurred with a floating interest rate of 4.05%, a cap of 5.91%, a term of five years, and an amortization period of 30 years. The debt is secured by King’s Court Apartments and Terrace Apartments, which are operated as one entity. The mortgage note had an outstanding balance of $2,230,000 at December 31, 2007.

In September 2001, in connection with the purchase of Chalet I and Chalet II Apartments (“Chalet”), the Trust assumed existing loans and related mortgages and security instruments in favor of Eichler, Fayne & Associates whose interest has been assigned to Fannie Mae, one of which had a balance of approximately $4,108,000 at the time of assumption and bears interest at a rate of 6.59%, and the second which had a balance of approximately $1,550,000 and bears interest at a rate of 6.535%. On September 14, 2007, the Chalet mortgage note was refinanced by NorthMarq Capital, Inc. and Freddie Mac and is secured by a mortgage on Chalet Apartments, an assignment of rents, and a security agreement. The mortgage note has an outstanding balance of $8,054,000 at December 31, 2007 with monthly principal and interest payments of $47,000 at a fixed interest rate of 5.79%. The mortgage note matures on October 1, 2017 with an extension period of 12 months at a variable interest rate. Chalet I and Chalet II were merged into one subsidiary on December 27, 2007.  Chalet is a two-phase, 234 unit multi-family apartment complex in Topeka, Kansas.

In September 2001, in connection with the purchase of The Landings at Rock Creek Apartments (“The Landings”), the Trust assumed an existing loan and related mortgage and security instruments in favor of Berkshire Mortgage Finance Limited Partnership with an outstanding balance of approximately $3,839,000 at the time of assumption, at a fixed rate of 7.66%, which is due and payable on September 1, 2007. The Landings’ mortgage note was refinanced by NorthMarq Capital, Inc. and Freddie Mac on August 31, 2006. The mortgage note had an outstanding balance of

$6,163,000 on December 31, 2007, with monthly principal and interest payments of $38,000 at a fixed interest rate of 6.19%. The mortgage note matures on September 1, 2016. The Landings is a 154 unit multi-family apartment complex in Little Rock, Arkansas.

In November 2001, in connection with the purchase of Barrington Hills Apartments (“Barrington Hills”), the Trust assumed existing bonds and related mortgage and security instruments in favor of Berkshire Mortgage Finance Limited Partnership with an outstanding balance of approximately $5,919,000 at the time of assumption, at a fixed rate of 6.035%, which are due and payable on July 1, 2029. The mortgage note had an outstanding balance of $5,309,000 at December 31, 2007. Barrington Hills is a 232 unit, multi-family apartment complex in Little Rock, Arkansas.

On April 30, 2004, the Trust, through one of the Trust's subsidiaries, acquired The Terrace Apartments (“Terrace”), an 84-unit apartment complex located in Olathe, Kansas, for a purchase price of approximately $2,020,000. Terrace is an 84-unit, multi-family apartment complex in Olathe, Kansas. Terrace and King’s Court are operated as one entity (“King’s Court/Terrace”). In connection with the acquisition and as part of the purchase price, the Trust assumed a mortgage loan of approximately $1,650,000, other liabilities of approximately $89,000, and other assets of approximately $28,000.  The debt is at a fixed rate of 6.87% and is due and payable on February 1, 2009. The mortgage note had an outstanding balance of $1,536,000 at December 31, 2007.

On September 1, 2004, the Trust, through two wholly owned subsidiaries of the Trust’s operating limited partnership, MOLP, acquired Arbor Gate Apartments (“Arbor Gate”), a 120-unit apartment complex located in Picayune, Mississippi and The Waverly Apartments (“Waverly”), a 128-unit apartment complex located in Bay Saint Louis, Mississippi, for a purchase price of approximately $9,400,000 from an unrelated third party. The purchase price was allocated $3,948,000 to Arbor Gate and $5,452,000 to Waverly. In connection with the purchase of Arbor Gate, the Trust paid cash of approximately $1,028,000 and acquired financing of $3,080,000 with monthly payments of approximately $24,000. In connection with the acquisition of Waverly, the Trust paid cash of approximately $1,380,000 and acquired financing of $4,250,000, with monthly payments of approximately $35,000. The cash paid includes cash used to fund tax and insurance escrows required by the Lender. Each mortgage loan is due and payable on September 1, 2011, and bears interest at a variable rate of 6.24% and 6.23%, respectively, with a cap of 6.25%.

On July 21, 2006, Arbor Gate Acquisition, L.L.C., sold its multi-family unit apartment complex, Arbor Gate Apartments to an unrelated third party. The sale of Arbor Gate is described in more detail in Note 10 of the Notes to Consolidated Financial Statements incorporated by reference to the Registrant’s 2007 Annual Report to Shareholders.  Information regarding the damages caused by Hurricane Katrina to the Waverly property may be found in Note 10 of the Notes to Consolidated Financial Statements incorporated by reference to the Registrant’s 2007 Annual Report to Shareholders.  On February 17, 2006 the Waverly note was paid off in its entirety.

On July 1, 2005, the Trust, through a wholly-owned subsidiary of MOLP, acquired Bicycle Club Apartments (“Bicycle Club”), a 312-unit apartment complex located in Kansas City, Missouri. The Bicycle Club’s monthly mortgage payments of principal and interest are $48,000, with a fixed interest rate of 5.29%. The debt obligation matures on March 1, 2008. The mortgage note payable includes a debt premium balance of $345,000. The total consideration paid for the property was $3,267,000. The Bicycle Club mortgage note was refinanced by NorthMarq Capital, Inc. and Freddie Mac on August 25, 2006. A gain of $219,000 was recognized upon extinguishment of this debt. The mortgage note had an outstanding balance of $11,094,000 at December 31, 2007 with monthly principal and interest payments of $69,000 at a fixed interest rate of 6.19%. The mortgage note matures on September 1, 2016.

On August 30, 2006, a wholly-owned subsidiary of the Trust, Northtown Business Center, L.L.C., purchased approximately 12.44 acres of land and a multi-tenant industrial building containing approximately 240,000 rentable square feet of industrial and related office and mezzanine space located in North Kansas City, Missouri. The Trust funded the acquisition of the Property with cash and escrow of $2,169,000 and a mortgage loan of $3,150,000.  Northtown Business Center’s monthly principal and interest payments are $21,000 with a fixed interest rate of 6.87%.   The mortgage note had an outstanding balance of $3,107,000 at December 31, 2007.

On November 17, 2006, a wholly-owned subsidiary of the Trust, North Winn Acquisition, L.L.C., acquired the Valley Forge Apartments (“Valley Forge”), an 88-unit apartment complex located in Kansas City, Missouri. Valley

Forge’s monthly mortgage payments of principal and interest are $8,000 with a fixed interest rate of 5.69%. The debt obligation matures on December 1, 2015. The total consideration paid for the property was $2,450,000. Valley Forge and Forest Park Apartments are operated as one entity. The mortgage note had an outstanding balance of $1,715,000 at December 31, 2007.

On January 11, 2007, a wholly-owned subsidiary of the Trust, Highland Pointe Acquisition, L.L.C., acquired all of the preferred and common membership interests in West OKC HighlandPointe Association, L.L.C. (“OKC”). OKC owned a 232-unit apartment community in Yukon, Oklahoma, located approximately 15 miles west of Oklahoma City, Oklahoma. This property was built in 2004. The purchase price was $16.25 million. The Trust assumed a mortgage loan with an outstanding balance of $12.7 million. However, on February 2, 2007, the Trust refinanced the property and paid off the construction loan, with a mortgage loan of $13.0 million from NorthMarq Capital, Inc. The new loan bears interest at a fixed rate of 5.67% and matures on February 28, 2017. Beginning April 1, 2009 monthly principal and interest payments of $75,205 are due. The acquisition of Highland Pointe is described in more detail in Note 8 of the Notes to Consolidated Financial Statements incorporated by reference to the Registrant’s 2007 Annual Report to Shareholders.

On November 30, 2007, a wholly-owned subsidiary of the Trust, Regency North Acquisition, LLC, ("Regency LLC"), acquired Regency North Apartments (“Regency North”), a 180-unit apartment complex located in Kansas City, Missouri. ("Regency LLC"). Regency LLC paid approximately $6,300,000, including the assumption of certain liabilities and the assumption of a $5,250,000 mortgage loan with an outstanding principal balance of $4,815,000. The mortgage loan, which matures on January 1, 2011, bears interest at a fixed rate of 7.22% and requires monthly payments of approximately $37,700. The acquisition of Regency North is described in more detail in Note 8 of the Notes to Consolidated Financial Statements incorporated by reference to the Registrant’s 2007 Annual Report to Shareholders.

Each of the properties is owned by limited liability companies wholly owned by MOLP.

Reference is made to Note 3 of Notes to Consolidated Financial Statements incorporated by reference to the Registrant's 2007 Annual Report to Shareholders for a description of the mortgage indebtedness secured by the Registrant's real property investments.

Each year the Trust reviews the physical condition of each property it owns.  In order for the Trust’s properties to remain competitive, attract new tenants, and retain existing tenants, the Trust plans for a reasonable amount of capital improvements. For the year ended December 31, 2007, the Trust spent approximately $942,000 on capital improvements. The 2007 capital expenditures were primarily for re-siding, painting, roof repairs, parking lot and driveway improvements, and HVAC projects, with the majority of the expenditures expected to be reimbursed from reserves held by the lenders. The Trust will continue to evaluate opportunities for the acquisition of investment properties and may incur material capital expenditures in connection with these acquisition opportunities.

It is the Registrant’s current investment policy to acquire, operate, lease and otherwise invest in and deal with real estate primarily consisting of income-producing properties.

(Remainder of page left blank intentionally)

The following tables set forth certain information as of December 31, 2007 relating to the properties owned by the Registrant.

			AVERAGE
			ANNUALIZED
	NUMBER	TOTAL	EFFECTIVE
	OF	ANNUALIZED	BASE RENT	PERCENT
PROPERTY	UNITS	BASE RENT	PER UNIT	LEASED

Barrington Hills	232	1,194,000	5,147	84%

Bicycle Club	312	1,949,000	6,246	92%

Chalet	234	1,446,000	6,181	96%

Forest Park/Valley Forge (1)	198	1,124,000	5,677	89%

Highland Pointe	232	1,681,000	7,246	94%

King’s Court/Terrace (2)	166	1,024,000	6,169	92%

The Landings	154	1,005,000	6,526	99%

Northtown Business Center	240,000 sq. ft.	853,000	4/sq. ft.	95%
	commercial bldg.

Regency North	180	103,000	570	94%

(1) Forest Park and Valley Forge are operated as one entity.
(2) King’s Court and Terrace (“Kings Court/Terrace”) are operated as one entity.

(Remainder of page left blank intentionally)

		BOOK	BOOK	BOOK	2007 REALTY
PROPERTY		BASIS	METHOD	LIFE	TAX PAID

Barrington Hills	Building	$ 6,280,000	SLMM	27.5	* 85,000
	Land Improvements	383,000	SLMM	15
	Personal Property	727,000	SLMM	7

Bicycle Club	Building	9,705,000	SLMM	27.5	156,000
	Land Improvements	1,341,000	SLMM	15
	Personal Property	652,000	SLMM	7

Chalet	Building	7,940,000	SLMM	27.5	139,000
	Land Improvements	61,000	SLMM	15
	Personal Property	733,000	SLMM	7

Forest Park/Valley Forge	Building	4,295,000	SLMM	27.5	72,000
	Land Improvements	723,000	SLMM	15
	Personal Property	722,000	SLMM	7

Highland Pointe	Building	14,645,000	SLMM	27.5	145,000
	Land Improvements	50,000	SLMM	15
	Personal Property	826,000	SLMM	7

King’s Court/Terrace	Building	5,342,000	SLMM	27.5	70,000
	Personal Property	559,000	SLMM	7

The Landings	Building	5,213,000	SLMM	27.5	* 70,000
	Land Improvements	84,000	SLMM	15
	Personal Property	507,000	SLMM	7

Northtown Business Ctr.	Building	4,025,000	SLMM	27.5	130,000
	Land Improvements	300,000	SLMM	15

Regency North	Building	4,718,000	SLMM	27.5	(1) 6,000
	Land Improvements	64,000	SLMM	15
	Personal Property	319,000	SLMM	7

	Total	$ 70,214,000

SLMM – Straight line, mid-month
* Tax bills in arrears – 2006 tax paid in 2007.
(1)  Regency North was acquired November 2007.

The majority of the residential tenants execute six to twelve month leases. Commercial tenants at Northtown Business Center have a remaining term on an average of seven years at December 31, 2007.

The business in which the Registrant is engaged is highly competitive, as described in more detail in Item 1 of the Form 10-KSB.

Additional information required by Item 102 of Regulation S-B is incorporated by reference from the Registrant’s 2007 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The Purchase Price is comprised of (i) the $100,000 Deposit, (ii) the Trust's assumption of a mortgage loan from Lehman Brothers Bank, FSB (the "Lender") in the amount of $3,800,000 (the "Existing Mortgage") and (iii) the balance of approximately $940,000 payable in cash on the closing date.

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

Seller filed a motion to dismiss based on a lack of personal jurisdiction, which was briefed and argued on April 26, 2006. On May 15, 2006, the court denied Seller's motion to dismiss. On June 9, 2006, Seller filed its answer and counterclaim, alleging that the Trust breached the Purchase Agreement by not closing the transaction. Seller has requested as damages the earnest money deposit made by the Trust and attorneys' fees and costs. Trial to the court was held on July 18, 2007. On February 15, 2008, the judge ruled in favor of Seller, FF Park Lane, granting Seller judgment for damages equal to (i) the earnest money deposit of $100,000 plus accrued interest, (ii) Seller’s attorney fees in the amount of $52,860 through the completion of trial and (iii) the costs of the lawsuit.  The Trust does not anticipate appealing this ruling.

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

The Trust received a check in the amount of $344,557 from RSUI on October 25, 2006. It is believed that this amount represented partial payment of an undisputed portion of the property damage claim related to Hurricane Katrina. This check was offered to the Trust without prejudice to the Trust’s rights to claim additional sums in the ongoing litigation. Management intends to vigorously pursue this matter. At this date the amount of any additional recovery by the Trust cannot be estimated. A trial date of May 19, 2008 is presently scheduled.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The information required by Item 201 of Regulation S-B is incorporated by reference from the Registrant's 2007 Annual Report to Shareholders under the headings "Market Information," “Nasdaq” and "Dividends".

On October 15, 2007, the Board of Trustees of the Registrant approved a stock repurchase program authorizing the Registrant to purchase up to 100,000 shares of the Registrant’s common stock, par value $1.00.  The following table shows the shares that were purchased under the program during the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/1/07 to 10/31/07	---	---	---	100,000
11/1/07 to 11/30/07	11,302	$10.00	11,302	88,698
12/1/07 to 12/31/07	3,972	$10.55	3,972	84,726
Total	15,274		15,274	84,726

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information required by Item 303 of Regulation S-B is incorporated by reference from the Registrant's 2007 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7: FINANCIAL STATEMENTS

The consolidated financial statements of the Registrant are incorporated by reference from the Registrant's 2007 Annual Report to Shareholders.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in the Trust’s 8-K filed April 4, 2007, the Trust engaged a new independent registered public accounting firm, Moore Stephens Frost, for the fiscal year ended December 31, 2007 and dismissed KPMG LLP (“KPMG”) as its independent registered public accounting firm. As also reported in the April 4, 2007 8-K filing, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audit of the Trust’s financial statements for the fiscal year ended December 31, 2006.

ITEM 8A(T): CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Trust’s Principal Executive Officer and Principal Financial Officer have evaluated the Trust’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).   Disclosure controls and procedures are defined to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the Evaluation Date, the Trust’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC for filing the Trust’s periodic reports or that the information required to be disclosed by the Trust in reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This determination is due to management’s consideration of a material weakness in the Registrant’s internal control over financial reporting that the Registrant maintained insufficient technical accounting resources related to financial statement preparation and disclosures required under accounting principles generally accepted in the United States and by the SEC. As described in more detail below, the Board is investigating and evaluating the costs of becoming fully compliant with the requirements of Exchange Act Rules 13a-15(a) and 15d-15(a) in connection with its analysis of whether to de-register the Trust's common stock.  During the period in which the Board has considered this issue, we have acquired the data management system described below, but have not otherwise remediated the material weakness for the reasons described below.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007, the Trust implemented a new integrated property management and accounting software program (OneSite), to partially remediate the material weakness previously identified and described above, which assists management in timely recording, processing, summarizing and reporting within the time periods specified by the SEC for filing the Trust’s periodic reports and that the information required to be disclosed by the Trust in reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, in a timely fashion.  The new software program integrates field operations and home office operations and accounting and is hosted by RealPage, Inc., a third party service provider which has obtained a Type II Statement on Auditing Standards (SAS) No. 70 audit certification with respect to its internal controls.  Management believes this new software significantly enhances internal controls by making relevant operational and accounting information more readily accessible to management.  Additionally, management is continuing to analyze additional ways to ensure the Trust has adequate technical accounting resources related to financial statement preparation and disclosures in a manner consistent with the size and resources of the Trust.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting is defined to mean a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has not assessed, in accordance with the requirements of Exchange Act Rules 13a-15(c) and 15d-15(c), the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2007 because management has not fully documented and tested each of its internal control processes in accordance with such rules, due to an ongoing analysis by the Trust and its Board of Trustees of whether to de-register the Trust’s common stock under the Exchange Act, as reported in the Trust’s current report on Form 8-K filed on October 19, 2007.  The determination of whether to de-register the Trust’s common stock is being made because the Trust now has fewer than 300 record holders of its common stock, which allows the Trust to voluntarily terminate its registration under the Exchange Act.  If the Board of Trustees determines that it is in the best interest of the shareholders to de-register the common stock and the common stock is de-registered, the Trust would no longer be required to file periodic reports with the SEC, to comply with the Sarbanes Oxley Act of 2002, the SEC’s proxy and tender offer rules or the obligation to design, implement, maintain and evaluate disclosure controls and procedures and internal control over financial reporting.  While the Board will continue to investigate and evaluate the costs of becoming fully compliant with the requirements of Exchange Act Rules 13a-15(c) and 15d-15(c) in connection with its analysis of whether to de-register the Trust's common stock, management intends to continue to work toward compliance with such requirements to the extent the Trust’s resources permit it to do so cost-effectively.  Management is using the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (commonly referred to as the COSO framework) to the extent it has documented its internal control processes to date.

Management did not assess the Trust’s internal control over financial reporting in accordance with the requirements of Exchange Act Rules 13a-15(c) and 15d-15(c) because not all of the internal control processes that management has identified have been fully documented and tested due to the cost involved with completing the documentation and testing and the Board’s decision not to incur such costs pending its decision on whether to de-register the Trust’s common stock.  As a result of that failure and the material weakness identified in the Trust’s December 31, 2006 Form 10-KSB, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007.  Management has, however, evaluated the effectiveness of the Trust’s internal control over financial reporting to the extent those internal controls have been documented and tested, although not in accordance with the requirements of Exchange Act Rules 13a-15(c) and 15d-15(c), and does not believe such non-compliance affects the integrity of the Trust’s financial statements or would have a material adverse effect on the financial statements or other disclosures.

This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management’s report in this annual report.

Pursuant to Item 308T(a) of Regulation S-B under the Exchange Act, the information in this Item 8A is being furnished and shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Accordingly, the information in this Item 8A will not be incorporated by reference into any filing by the Trust under the Securities Act of 1933, as amended, or the Exchange Act, unless specifically identified therein as being incorporated by reference.

ITEM 8B: OTHER INFORMATION

Not applicable.

PART III

ITEM 9: TRUSTEES, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information set forth in the Registrant’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 13, 2008, under the captions “Election of Trustees” and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The following table sets forth certain information with respect to the executive officers of the Registrant as of February 21, 2008.

Name	Position	Age	Has served in position since
David L. Johnson	Chief Executive Officer, President and Chairman	51	May 11, 2004

John W. Alvey	Treasurer and Principal Financial Officer	49	November 10, 1999

DeAnn M. Totta	Corporate Secretary	42	May 8, 2007
	and Principal
	Accounting Officer

Michael P. McRobert	Vice President	49	May 8, 2007

DAVID L. JOHNSON
Mr. Johnson is Chairman and majority shareholder of Maxus, whose offices are located at 104 Armour Road, North Kansas City, Missouri 64116.  He has served in this capacity since its inception in 1988. Mr. Johnson is also on the Board of Directors of Maxus Capital Corp., the managing general partner of Maxus Real Property Investors-Four, L.P., a Missouri limited partnership. Mr. Johnson is also President of KelCor, Inc. (“KelCor”), a Missouri corporation that specializes in the acquisition of commercial real estate.

JOHN W. ALVEY
Mr. Alvey is Executive Vice President and Chief Financial Officer of Maxus and has served in this capacity since 1988. Mr. Alvey is also Vice President of Kelcor, Inc., a Missouri Corporation that specializes in the acquisition of real estate.  Mr. Alvey is also on the Board of Directors of Maxus Capital Corp., the managing general partner of Maxus Real Property Investors-Four, L.P.

DEANN M. TOTTA
Ms. Totta is Vice President of Reporting and Administration for Maxus and has served in this capacity since 2005. Ms. Totta was Vice President of  Administration and Tax Compliance for Maxus for the periods 1990 to 1997.  Ms Totta worked in the home prior to her re-employment with Maxus in 2005.

MICHAEL P. MCROBERT
Mr. McRobert is President and Chief Executive Officer of Maxus and has served in this capacity since 2004. Mr. McRobert is also the President of Maxus Realty G.P., Inc., the General Partner of Maxus Operating Limited Partnership. Mr. McRobert is also on the Board of Directors of Maxus Capital Corp., the managing general partner of Maxus Real Property Investors-Four, L.P. Mr. McRobert was employed with Sunway Hotel Management, Inc. for the period February 25, 1995 to 2004 and served as President of Sunway Hotel Management, Inc. from 1999 to 2004.

Code of Conduct

The Registrant's board of trustees has adopted a code of conduct for its principal executive officer, principal financial officer, principal accounting officer or controller and/or those persons performing similar functions. The Code of Conduct is available to shareholders without charge upon written request to Diana Graves-Six, Maxus Realty Trust, Inc., 104 Armour Road, North Kansas City, Missouri 64116.

ITEM 10: EXECUTIVE COMPENSATION

The information set forth in the Registrant’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 13, 2008 under the captions “Election of Trustees-Trustees’ Compensation,” “Election of Trustees-Executive Compensation,” “Election of Trustees-Related Transactions,” and “Election of Trustees-Report of the Independent Trustees” is incorporated herein by reference. The Registrant does not have any compensation plans under which equity securities of the Registrant are authorized for issuance.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Registrant’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 13, 2008 under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 12: CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information set forth in the Registrant’s definitive proxy statement to be filed in connection with its Annual Meeting to be held May 13, 2008 under the caption “Election of Trustees-Related Transactions” is incorporated herein by reference.

ITEM 13: EXHIBITS

A list of exhibits required to be filed as part of this report on Form 10-KSB is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference. The following documents are filed as a part of this report:

The following financial statements of the Registrant are incorporated by reference to the Registrant's 2007 Annual Report to Shareholders:

Report of Independent Registered Public Accounting Firm (Moore Stephens Frost)

Report of Independent Registered Public Accounting Firm (KPMG LLP)

Consolidated Balance Sheets (December 31, 2007 and 2006)

Consolidated Statements of Operations (For the years ended December 31, 2007 and 2006)

Consolidated Statements of Shareholders’ Equity (For the years ended December 31, 2007 and 2006)

Consolidated Statements of Cash Flows (For the years ended December 31, 2007 and 2006)

Notes to Consolidated Financial Statements (December 31, 2007 and 2006)

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the Registrant’s definitive proxy statement to be filed in connection with its Annual Meeting to be held May 13, 2008 under the captions “Election of Trustees – Audit Fees”, “– Audit Related Fees”, “Tax Fees”, “– All Other Fees”, and “– Audit Committee’s Pre-Approval Policies” is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAXUS REALTY TRUST, INC.

Date: March 20, 2008	/s/ David L. Johnson
By: David L. Johnson
President, Chief Executive Officer and Chairman

In accordance with the Securities Exchange Act of 1934, this report has been signed below on March 20, 2008, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ David L. Johnson
By: David L. Johnson
President, Chief Executive Officer, Chairman
and Trustee

/s/ John W. Alvey
John W. Alvey
Treasurer and
Principal Financial Officer

/s/ DeAnn M. Totta
DeAnn M. Totta
Corporate Secretary and
Principal Accounting Officer

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

4.3
Land Use Regulatory Agreement dated July 1, 1999 by and among Pulaski County Public Facilities Board, State Street Bank and Trust Company of Missouri, N.A. and Waterton Raintree, LLC. is incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

4.4
Promissory Note Secured by Deed of Trust dated August 22, 2006 executed by Northtown Business Center, L.L.C., in favor of Imperial Capital Bank is incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

4.5
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

4.6
Multifamily Note Multistate – Fixed to Float dated as of January 31, 2007 executed by West OKC HighlandPointe Associates LLC, in favor of NorthMarq Capital, Inc. is incorporated by reference to Exhibit 4.10 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

4.7
Multifamily Mortgage, Assignment of Rents and Security Agreement dated as of January 31, 2007, by and between West OKC HighlandPointe Associates LLC and NorthMarq Capital, Inc.
 is incorporated by reference to Exhibit 4.11 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

4.8
Multifamily Note dated as of September 14, 2007 executed by Chalet I Acquisition, L.L.C. in favor of NorthMarq Capital, Inc. is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 20, 2007 (File No. 000-13754).

4.9
Multifamily Mortgage, Assignment of Rents and Security Agreement dated as of September 14, 2007 executed by Chalet I Acquisition, L.L.C. in favor of NorthMarq Capital, Inc. is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed September 20, 2007 (File No. 000-13754).

4.10
Assumption Agreement dated as of November 30, 2007, by and among Regency North Associates, L.P., as Original Borrower, Regency North Acquisition, LLC, as New Borrower and Federal Home Loan Mortgage Corporation, as Noteholder is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2007 (File No. 000-13754).

4.11
Multifamily Note dated as of December 27, 2000, by Regency North Associates, L.P., as Borrower, in favor of Northland/Marquette Capital Group, Inc., as Lender is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 6, 2007 (File No. 000-13754).

4.12
Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated as of December 27, 2000, among Regency North Associates, L.P., as grantor, Assured Quality Title Company, as trustee, and Northland/Marquette Capital Group, Inc., as beneficiary is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed December 6, 2007 (File No. 000-13754).

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

10.7
Amendment to Land Use Regulatory Agreement dated November 14, 2001 by and among Pulaski County Public Facilities Board, State Street Bank and Trust Company of Missouri, N.A., Waterton Raintree, LLC and Barrington Hills Acquisition, L.L.C. is incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.8
Management Agreement for Barrington dated November 1, 2001 by and between Barrington Hills Acquisition, L.L.C. and Maxus Properties, Inc. is incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed November 28, 2001 (File No. 000-13754).

10.9
First Amended and Restated Agreement of Limited Partnership of Maxus Operating Limited Partnership dated as of October 15, 2003 is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 (File No. 000-13754).

10.10
Purchase and Sale  Agreement and Joint Escrow  Instructions  dated June 14, 2005 between FF Park Lane Associates, L.P. and the Registrant is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.11
Management Agreement between Maxus Properties, Inc. and Bicycle Club, L.L.C. dated July 5, 2005 is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.12
Purchase and Sale Agreement dated June 28, 2006, by and between Cherokee North Kansas City, LLC, and Northtown Business Center, L.L.C. is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.13
Management Agreement between Maxus Properties, Inc. and Northtown Business Center, L.L.C. dated August 30, 2006. is incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.14
Second Amended Optional Stock Dividend Plan, as amended September 5, 2006 is incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.15
Membership Interest Purchase and Sale Agreement dated December 22, 2006, by and between Highland Pointe Acquisition, L.L.C. and West OKC HighlandPointe Associates LLC. is incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.16
Management Agreement between Maxus Properties, Inc. and Highland Pointe Acquisition, L.L.C. dated January 11, 2007 is incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed pursuant to Rule 13a-13 under the Securities Exchange Act of 1934 (File No. 000-13754).

10.17	Management Agreement between Maxus Properties, Inc. and Regency North Acquisition, LLC dated November 1, 2007.

10.18
Guaranty dated as of November 30, 2007, by Maxus Operating Limited Partnership in favor of Federal Home Loan Mortgage Corporation is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2007 (File No. 000-13754).

10.19
Guaranty dated as of November 30, 2007, by Maxus Realty Trust, Inc. in favor of Federal Home Loan Mortgage Corporation is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 6, 2007 (File No. 000-13754).

10.20
Agreement and Plan of Merger dated October 22, 2007 by and between Regency North Associates, L.P. and Regency North Acquisition, LLC is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 6, 2007 (File No. 000-13754).

13
2007 Annual Report to Shareholders. Except for those portions expressly incorporated by reference in this Form 10-KSB, the 2006 Annual Report to Shareholders is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-KSB.

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
Highland Pointe Acquisition, L.L.C.
King’s Court/Terrace Acquisition L.L.C.
Landings Acquisition, L.L.C.
Maxus Operating Limited Partnership (Delaware)
Maxus Realty G.P., Inc. (Delaware)
North Winn Acquisition, L.L.C. (Forest Park & Valley Forge Apts.)
Northtown Business Center, L.L.C.
Regency North Acquisition, LLC
Waverly Acquisition, L.L.C.
West OKC HighlandPointe Associates, L.L.C.

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