Form 10QSB
period 2008-03-31
MAXUS REALTY TRUST INC.
filed 2008-05-15
CIK 748580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended:  March 31, 2008

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

State the number of shares outstanding of the Trust’s sole class of common equity, $1.00 par value common stock, as of March 31, 2008: 1,395,458.

Transitional Small Business Disclosure Format (check one):                                                                                                                                          Yes ☐  No ☒

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MAXUS REALTY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)
Investment property:
Land	$4,327,000	4,327,000
Buildings and improvements	65,622,000	65,170,000
Personal property	4,867,000	5,044,000
	74,816,000	74,541,000

Less accumulated depreciation	(10,879,000)	(10,337,000)

Total investment property, net	63,937,000	64,204,000

Cash and cash equivalents	4,905,000	5,537,000
Escrows and reserves	1,121,000	1,374,000
Accounts receivable	1,000	10,000
Prepaid expenses and other assets	214,000	323,000
Intangible assets, net	297,000	396,000
Deferred expenses, less accumulated amortization	706,000	726,000
Assets of discontinued operations	128,000	130,000
Total assets	$71,309,000	72,700,000

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage notes payable	$59,182,000	59,342,000
Accounts payable, prepaid rent and accrued expenses	898,000	1,216,000
Real estate taxes payable	505,000	593,000
Refundable tenant deposits	347,000	346,000
Other accrued liabilities	432,000	387,000
Liabilities of discontinued operations	157,000	219,000
Total liabilities	61,521,000	62,103,000

Minority interest	1,145,000	1,174,000

Shareholders’ equity:
Preferred Stock, $0.01 par value; Authorized 5,000,000 shares,
no shares issued and outstanding	---	---
Common stock, $1 par value; Authorized 5,000,000 shares,
Issued 1,413,000 and 1,410,000, and outstanding 1,395,000
in 2008 and 2007, respectively	1,413,000	1,410,000
Treasury Stock, 17,478 and 15,274 shares at cost, in 2008 and 2007 respectively	(177,000)	(157,000)
Additional paid-in capital	19,254,000	19,233,000
Distributions in excess of accumulated earnings	(11,847,000)	(11,063,000)
Total shareholders’ equity	8,643,000	9,423,000
Total liabilities and shareholder’s equity	$71,309,000	72,700,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAXUS REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

		Three Months Ended
		March 31,	March 31,
Income		2008	2007
Revenues:
Rental		$2,911,000	2,482,000
Other		460,000	322,000
Total revenues		3,371,000	2,804,000

Expenses:
Depreciation and amortization		889,000	792,000
Repairs and maintenance		301,000	300,000
Turn costs and leasing		125,000	142,000
Utilities		362,000	261,000
Real estate taxes		328,000	211,000
Insurance		126,000	113,000
Related party management fee		144,000	126,000
Other operating expenses		515,000	299,000
General and administrative		251,000	180,000

Total operating expenses		3,041,000	2,424,000

Net operating income		330,000	380,000

Interest income		56,000	48,000
Interest expense		(935,000)	(810,000)
Loss before minority interest and discontinued operations		(549,000)	(382,000)
Less minority interest in continuing operations		32,000	12,000
Loss from continuing operations		(517,000)	(370,000)

Income (loss) from discontinued operations
before minority interest		31,000	(16,000)
Less minority interest in discontinued operations		2,000	1,000
Income (loss) from discontinued operations		29,000	(15,000)

Net loss		$(488,000)	(385,000)

Per share data (basic and diluted):
Loss from continuing operations		$(.39)	(0.26)
Income from discontinued operations		.02	0.01
Net loss per share		$(.37)	(.27)

Distributions:
Paid year-to-date:
Taxable to Shareholders	$	---	---
Return of capital		$.20	.20
Distributions paid in current year		.20	.20
Weighted average shares outstanding, basic and diluted		1,394,000	1,402,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAXUS REALTY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
		Three Months Ended
		Mar. 31,	Mar. 31,
		2008	2007
Cash flows from operating activities:
Net loss		$(488,000)	(385,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest		(29,000)	(13,000)
Depreciation and amortization		889,000	792,000
Amortization of loan premium		45,000	---
Amortization of loan costs		21,000	20,000
Retirement of personal property		114,000	---
Changes in accounts affecting operations:
Accounts receivable		9,000	88,000
Prepaid expenses and other assets		111,000	59,000
Escrows and reserves, net		253,000	31,000
Accounts payable and other liabilities		(467,000)	57,000
Net cash provided by operating activities		458,000	649,000
Cash flows from investing activities:
Capital expenditures		(638,000)	(164,000)
Acquisition of Highland Pointe		---	(3,420,000)
Net cash used in investing activities		(638,000)	(3,584,000)
Cash flows from financing activities:
Principal payments on mortgage notes payable		(160,000)	(124,000)
Cash paid in connection with refinance of investment property		---	(23,000)
Payment of loan fees		---	(23,000)
Purchase of Treasury Stock		(20,000)	---
Issuance of common stock		24,000	21,000
Distributions paid to shareholders		(296,000)	290,000
Net cash used in financing activities		(452,000)	(439,000)
Net decrease in cash		(632,000)	(3,374,000)
Cash, beginning of year		5,537,000	8,470,000
Cash, end of period		$4,905,000	5,096,000

Supplemental disclosure of cash flow information -
Cash paid during the three month period for interest		$869,000	726,000

Supplemental disclosure of non-cash investing and financing activities:
Highland Pointe assets acquired	$	---	16,250,000
Highland Pointe mortgage notes payable and other liabilities assumed	$	---	12,830,000
Highland Pointe mortgage debt extinguished with refinancings	$	---	12,700,000
Mortgage note resulting from refinancing	$	---	13,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAXUS REALTY TRUST, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP.  Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. At March 31, 2008, the Trust owned approximately 94.25% of the limited partnership interests in MOLP and minority holders of MOLP owned 85,072 limited partnership operating units, or approximately 5.75% of MOLP. The 85,072 limited partnership operating units were issued in connection with the acquisition of the Terrace Apartments in April 2004, the acquisition of the Bicycle Club Apartments in July 2005, and the acquisition of the Regency North Apartments in November 2007.

(2) Summary of Significant Accounting Policies

Refer to the financial statements of the Trust for the year ended December 31, 2007, which are contained in the Trust's Annual Report on Form 10-KSB, for a description of the accounting policies, which have been continued.  Also, refer to the notes to the Trust’s Annual Report for additional details of the Trust’s financial condition.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made. The results for the three-month period ended March 31, 2008 are not necessarily indicative of the results which may be expected for the entire year.

(3) Segment Reporting

The Trust has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in financial statements, as well as related disclosures about products and services, geographic areas, and major customers.

The Trust has two reportable operating segments, apartments and a commercial building. The Trust’s management evaluates the performance of each segment based on its net operating income (NOI). NOI is defined as rental revenues less rental expenses and real estate taxes. We rely on NOI for purposes of assessing segment performance. We also believe NOI is a valuable means of comparing year-to-year operating performance. The accounting policies of the segments are the same as those of the Trust.

Following is information for each segment for the three months ended March 31, 2008 and March 31, 2007:

March 31, 2008:
		Income
		(Loss)		Depreciation
	Total	Continuing	Capital	and	Interest	Discontinued
	Revenue	Operations	Expenditures (1)	Amortization	Expense	Operations	Assets (2)
Apartments	$3,057,000	(372,000)	638,000	838,000	880,000	31,000	66,982,000
Commercial Bldg.	314,000	18,000	---	51,000	55,000	---	3,507,000
Parent	---	(195,000)	---	---	---	---	---
Subtotal	3,371,000	(549,000)	638,000	889,000	935,000	31,000	70,489,000
Less Minority Interest		32,000	---	---	---	2,000	---
Total	$3,371,000	(517,000)	638,000	889,000	935,000	29,000	70,489,000

(1)  Cash spent on capital improvements.
(2)  The assets do not include assets from discontinued operations.

March 31, 2007:
		Income
		(Loss)		Depreciation
	Total	Continuing	Capital	and	Interest	Discontinued
	Revenue	Operations	Acquisitions	Amortization	Expense	Operations	Assets (1)
Apartments	$2,484,000	(329,000)	16,216,000	741,000	755,000	(16,000)	63,008,000
Commercial Bldg.	320,000	81,000	---	51,000	55,000	---	3,374,000
Parent	---	(134,000)	---	---	---	---	---
Subtotal	2,804,000	(382,000)	16,216,000	792,000	810,000	(16,000)	66,382,000
Less Minority Interest		12,000	---	---	---	1,000	---
Total	$2,804,000	(370,000)	16,216,000	792,000	810,000	(15,000)	66,382,000

(1) The assets do not include assets from discontinued operations.

(4)  Property Acquisitions

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

The Trust usually acquires tenant leases with property acquisitions. The fair value of the tangible assets is determined by valuing the property as if it were vacant based on management’s determination of the relative fair values of the assets. Management determines the as if vacant fair value of a property using recent independent appraisals or methods similar to those used by independent appraisers. The aggregate value of intangible assets or liabilities, including in-place leases, is measured based on the difference between the stated price and the capitalized costs of the property as if vacant.

The fair value of acquired in-place leases includes management’s estimate of the following amounts: (i) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute the leases, including leasing commissions, advertising and other related costs); (ii) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed re-leasing period (i.e. utilities); and (iii) the value associated with lost rental revenue from existing leases during the assumed re-leasing period. Amounts allocated to in-place leases are amortized over the estimated remaining initial lease term of the respective leases and recorded as amortization expense.

In accordance with SFAS No. 141, Business Combinations, the Trust has determined the fair value of acquired in-place leases, which consist of the following:

	Mar. 31, 2008	Dec. 31, 2007
In-place leases, net of accumulated amortization of $98,000 and $316,000 respectively	$297,000	396,000

Total intangible assets, net	$297,000	396,000

In place leases, net at March 31, 2008 relate to the Northtown Business Center and Regency North acquisitions and in-place leases net at December 31, 2007 relate to the Northtown Business Center, Highland Pointe Apartments, and the Regency North Apartments purchased in the fourth quarter of 2007.

Amortization expense for 2008 is expected to be $210,000, of which $98,000 was recognized in the period ended March 31, 2008.

(4) Related Party Transactions

Maxus Properties, Inc., primarily owned by David L. Johnson, manages the Trust’s properties. Mr. Johnson is the Trust’s Chairman, President, Chief Executive Officer and a Trustee of the Trust and the beneficial owner of more than 10% of the Trust’s issued and outstanding common stock. The Trust paid Maxus Properties, Inc. property management fees (including fees related to discontinued operations) of $144,000 and $126,000 for the three months ended March 31, 2008 and 2007, respectively. Management fees are determined pursuant to management agreements that provide for fees calculated as a percentage of monthly gross receipts (as defined) from the properties’ operations and reimbursement of payroll related costs. At March 31, 2008, and 2007, $189,000 and $145,000, respectively, was payable to Maxus Properties, Inc. for accrued payroll, direct expense reimbursement and accrued management fees.

Certain Maxus Properties, Inc. employees are located at the Trust’s properties and perform leasing, maintenance, office management, and other related services for these properties. The Trust recognized $436,000 and $344,000 of payroll costs in the three months ended March 31, 2008 and 2007 respectively, that have been reimbursed to Maxus Properties, Inc.

The Trust incurs costs relating to the potential acquisition of existing operating communities which the Trust refers to as pursuit costs. To the extent that these costs are identifiable with a specific property and would be capitalized if the property were already acquired, the costs are accumulated by project and capitalized in the Investment Asset section of the balance sheet. If these conditions are not met, the costs are expensed as incurred.  In January 2007, the Trust’s Audit Committee approved $107,750 in fees for administrative services provided by Maxus. The fees were incurred primarily for refinancings undertaken and acquisitions made in 2006. The refinancing fees of $50,000 have been deferred and are being amortized over the term of the debt. The acquisition fees were expensed as general and administrative expenses in 2006. Capitalized costs include but are not limited to earnest money, option fees, environmental reports, traffic reports, surveys, photos, blueprints, direct and incremental personnel costs and legal costs. Upon acquisition, these costs are included in the basis of the acquired property. On October 15, 2007 the Trust’s Audit Committee approved $25,000 in fees for the services provided by Maxus in regards to the refinancing of Chalet’s debt.  The Trust did not incur any such costs for the three month period ended March 31, 2008.

The Trust (i) has transferred operating cash of approximately $351,000 as of March 3, 2008 into a checking account with First Missouri National Bank (“First Missouri”) and (ii) deposited cash in a money market account at First Missouri in the amount of $1,719,000 and (iii) holds a certificate of deposit in the approximate amount of $304,000 with First Missouri. In connection with these deposits, MOLP has obtained a $2,000,000 deposit insurance policy from Kansas Bankers Surety insuring these deposits, in addition to the $100,000 of deposit insurance provided by the Federal Deposit Insurance Corporation.  David L. Johnson, the Trust’s Chairman, President, Chief Executive Officer and a Trustee of the Trust and the beneficial owner of more than 10% of the Trust’s issued and outstanding common stock purchased approximately 5% of First Missouri’s outstanding common stock on or about October 31, 2007 and has an agreement to purchase an additional 5% of First Missouri's outstanding common stock, subject to regulatory approval. Mr. Johnson is also an advisor to First Missouri’s Board of Directors. Jose Evans, a Trustee of the Registrant, also purchased approximately 5% of First Missouri’s outstanding common stock on or about October 31, 2007 and has an agreement to purchase an additional 5% of First Missouri's outstanding common stock, subject to regulatory approval. The Trust’s operating cash is held in a non-interest bearing account, however, the interest on the money market account is a variable rate equal to 2.75% below the prime rate which was 5.250% as of March 31, 2008, and the June, 2008 CD is a fixed rate of 5% per annum, both of which management believes is a market rate. The balance of monies at First Missouri National Bank at March 31, 2008 was $2,025,000. The amount of interest earned on these monies was less than $25,000 at First Missouri through March 31, 2008.

(5) Contingencies

Legal Proceedings

The Trust is involved in certain legal actions. It is our opinion, based on advice of legal counsel, that the outcome of these actions will not have a material adverse effect on our consolidated financial position or operations. Please refer to Part II, Item 1, of this report for a description of certain pending legal proceedings.

(6) Conditional Asset Retirement Obligation

The Trust has recorded asset retirement obligations in accordance with SFAS No. 143 for the year ended 2006. Management will continue to monitor the accretion to the asset retirement obligation and make the necessary adjustments at year end. The asset retirement obligation is recorded as other accrued liabilities. The asset retirement obligation is included in other liabilities in the consolidated balance sheet.

(7)  Shareholders’ Equity

On October 15, 2007, the Board of Trustees of the Trust approved a stock repurchase program authorizing the Trust to purchase up to 100,000 shares of the Trust’s common stock, par value $1.00.  Pursuant to the repurchase program, the Trust has authorized a broker to make purchases on the open market from time to time based on market conditions, subject to the broker complying with the safe harbor rules under SEC Rule 10b-18, which place restrictions on the timing of purchases and the number of shares that can be purchased each day to avoid market manipulation. The repurchase program does not require the Trust to repurchase any specific number of shares and may be modified, suspended, or terminated by the Board of Trustees at any time without prior notice. The Trust intends to finance repurchases under the program through available cash. As of March 31, 2008, the Trust has purchased 17,478 shares totaling $177,000.  During the fiscal quarter ending March 31, 2008, 2,204 shares totaling $33,060 were repurchased.

On December 12, 2007, the Trust received notice from the Nasdaq Stock Market that the Trust’s application for transfer of its common stock listing to the Nasdaq Capital Market was accepted. The listing became effective as of December 14, 2007.  The Trust’s application to transfer its listing was in response to a notice from NASDAQ, as reported in the Trust’s Form 8-K filed November 28, 2007, that the Trust no longer complied with the $10 million minimum stockholders’ equity requirement for inclusion on the Nasdaq Global Market. The Trust believes it will continue to meet the criteria for listing on the Nasdaq Capital Market.

(8)  Discontinued Operations/Involuntary Conversions

The Trust has reclassified its Condensed Consolidated Balance Sheet for the three months ended March 31, 2008 and has presented its Condensed Consolidated Statement of Operations for the three months ended March 31, 2008 to reflect discontinued operations of the Arbor Gate Apartments (“Arbor Gate”) and the Waverly Apartments (“Waverly”).

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

Condensed financial information for Arbor Gate and Waverly are as follows:

DISCONTINUED OPERATIONS
(ARBOR GATE AND WAVERLY)

BALANCE SHEET
Assets	Mar. 31, 2008	Dec. 31, 2007
Investment property
Land	$128,000	128,000
Assets of discontinued operations - property held for sale	$128,000	128,000

Liabilities
Account payable, prepaid rent and accrued expenses	$149,000	178,000
Real estate taxes payable	8,000	41,000
Liabilities of discontinued operations - property held for sale	$157,000	219,000

STATEMENTS OF OPERATIONS
	Three Months Ended
	Mar. 31, 2008			Mar. 31, 2007

Total revenues	$	----		1,000
Operating expenses		(31,000)	(1)	(17,000)
Net operating income (loss)		31,000		(16,000)
Income (loss) from discontinued operations		$31,000		(16,000)

(1) Reversal of prior real estate accrual

On August 29, 2005, Arbor Gate and Waverly sustained extensive damages caused by Hurricane Katrina. The rehabilitation of Arbor Gate due to the damages was ongoing at December 31, 2005 and was completed during the year ended December 31, 2006. Waverly has not been rehabilitated. Both properties were insured for property damage resulting from Hurricane Katrina.

As of the date of the hurricane, the estimated total net book value of the assets destroyed at Arbor Gate and Waverly was $6,159,000. An insurance receivable for this amount was recorded during 2005 due to expected recovery from the insurance carriers. During the year ended December 31, 2005, the Trust received a total of $5,600,000 from the insurance carriers resulting in a receivable at December 31, 2005 of approximately $560,000. During the year ended December 31, 2006, the Trust received additional sums totaling approximately $1,430,000. Amounts received in excess of the recorded receivable were recognized as a gain of approximately $871,000 after the Trust determined there were no remaining contingencies on recoveries received. Of the total amount of insurance recoveries received to date, approximately $344,000 was paid by the excess property carrier. The recovery from the excess property carrier represents the undisputed portion of the Trust’s claim. The Trust is still seeking additional amounts from the excess property carrier and has filed a lawsuit in regard to this matter as described below.

The Trust has had various discussions with its excess property insurance carrier, RSUI Indemnity Company (“RSUI”) concerning amounts the Trust believes it is owed pursuant to its insurance policy. The Trust has reached settlements with its flood and primary wind carrier for the amounts described in the preceding paragraph. However, because management and RSUI have failed to reach an agreement regarding the scope of damages and the associated costs specifically related to the insurance claims filed on behalf of Waverly, the Trust filed a lawsuit on September 7, 2006 against RSUI in the United States District Court for the Western District of Missouri. The lawsuit alleges breach of contract and vexatious refusal by RSUI for its failure to fulfill its indemnity obligations under the commercial property insurance policy issued to the Trust by RSUI covering Waverly Apartments. The Trust intends to vigorously pursue this matter. The Trust and RSUI agreed on April 15, 2008 to a mediation in an attempt to resolve their dispute before the trial date. The parties were unable to reach a mutually agreeable resolution of the dispute. Therefore, the case is set for trial on May 19, 2008. At this date, the amount of any additional recovery and the ultimate resolution of this matter cannot be estimated.

(9) Subsequent Events

On May 13, 2008, the Board of Trustees of the Trust approved the payment of a quarterly cash dividend of $.20 per share to the holders of record on May 31, 2008 of the Registrant’s $1.00 par value, common stock. The Board anticipates that the dividend will be paid on or about June 21, 2008.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Section includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this section and located elsewhere in this Form 10-QSB regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) the ability to retain tenants, (ii) general economic, business, market and social conditions, (iii) trends in the real estate investment market and credit market, (iv) projected leasing and sales, (v) competition, (vi) inflation or recession, (vii) unemployment and (viii) future prospects for the Trust.  Readers are urged to consider these factors carefully in evaluating the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements included herein are made only as of the date of this Form 10-QSB, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash and highly liquid investments purchased with maturities of three months or less.  Cash and cash equivalents consist of the Company’s bank deposits and short-term investment certificates acquired subject to repurchase agreements, and the Company’s deposits in a money market mutual fund.

Capital Expenditures

For reporting purposes, the Trust capitalizes all carpet, flooring, appliance and HVAC replacements. The Trust expenses all other expenditures that total less than $10,000. Expenditures and costs related to contracts that are equal to or greater than $10,000 are evaluated individually for capitalization. Repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized.

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

The Trust follows the provisions of SFAS No. 144. The Trust assesses the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors that may occur and indicate that an impairment may exist include, but are not limited to: significant underperformance relative to projected future operating results; significant changes in the manner of the use of the asset; and significant adverse industry or market economic trends. If an indicator of possible impairment exists, a property is evaluated for impairment by a comparison of the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized by the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of its properties based on projected undiscounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Trust.

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

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for us on January 1, 2008 and will be applied prospectively. The provisions of FAS 157 currently do not have a material impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 159, unless it chooses early adoption. The provisions of  SFAS  No. 159 currently do not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued Statement No. 160 (FAS 160), "Noncontrolling Interest in Consolidated Financial Statements-an amendment to ARB No. 51," which requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity. FAS 160 will become effective for our year beginning January 1, 2009, and will require retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently reviewing the applicability of FAS 160 to our operations and its potential impact on our condensed consolidated financial statements.

In December 2007, the FASB revised Statement No. 141 and issued Statement No. 141R (FAS 141R), “Business Combinations Revised 141”, which requires most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination to be recorded at full fair value. FAS 141R will become effective for our year beginning January 1, 2009. We are currently reviewing the applicability of FAS 141R to our operations and its potential impact on our condensed consolidated financial statements.

DESCRIPTION OF BUSINESS

OVERVIEW

The Trust operates rental real estate in two key segments, apartments and commercial building. The Trust currently operates nine apartment communities and a multi-tenant warehouse/manufacturing facility. Cash is primarily generated by renting apartment units or warehouse/manufacturing space to tenants, or securing loans with the Trust’s assets. Cash is used primarily to pay operating expenses (repairs and maintenance, payroll, utilities, taxes, and insurance), make capital expenditures for property improvements, repay principal and interest on outstanding loans and pay cash distributions to shareholders. The key performance indicators for revenues are occupancy rates and rental rates. Revenues are also impacted by concessions (discounts) offered as rental incentives. The key performance indicator for operating expenses in the apartment sector is total operating expense per apartment unit. A significant change in the turnover rate of rental units can also cause a significant change in operating expenses. Management also evaluates total taxes, utilities and insurance rates for each property.

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

The Trust’s previous expectation was that demand in its apartment housing locations would strengthen in fiscal year 2008.  However, with the current volatility in the credit markets and in the single-family home mortgage market, growth in demand has been restrained, but growth has not stopped or reversed.  Our apartment segment continues to improve with the level of tenant concessions slowly declining, and with limited rental increases being implemented.  Provided the economy does not deteriorate, we expect this to continue for the balance of fiscal 2008 and into fiscal 2009, due to the tightening of credit standards which prevents many apartment renters from purchasing single family homes, condominium or townhome units.  If these trends are correct and if the trends continue, the Trust believes it should improve revenues. In such case, the Trust also believes variable operating expenses will also tend to increase, but fixed expense coverage would improve.

The Trust primarily invests in income-producing real properties (apartments). As of March 31, 2008 the Trust’s portfolio is comprised of:

PROPERTY	# UNITS	TYPE	LOCATION	PURCHASE
				DATE

Barrington Hills Apartments	232	Apartments	Little Rock, AR	November, 2001
(“Barrington Hills”)

Bicycle Club Apartments (“Bicycle Club”)	312	Apartments	North Kansas City, MO	July, 2005

Chalet Apartments (1)	234	Apartments	Topeka, KS	September, 2001
(“Chalet”)

Forest Park/Valley Forge Apts.	198	Apartments	Kansas City, MO	August, 2000/
(“Forest Park/Valley Forge”)				November, 2006

King’s Court/Terrace Apts.	166	Apartments	Olathe, KS	August, 2001/
(“King’s Court/Terrace”)				April, 2004

Highland Pointe Apartments	232	Apartments	Yukon, OK	January, 2007
(“Highland Pointe”)

Northtown Business Center	240,000 sq. ft. &	Industrial and related office and	North Kansas City, MO	August, 2006
	12.44 acres	mezzanine space

The Landings Apartments	154	Apartments	Little Rock, AR	September, 2001
(the “Landings”)

Regency North Apartments	180	Apartments	Kansas City, MO	November, 2007
(“Regency North”)

Waverly Apartments (2) (“Waverly”)	128	Apartments	Bay Saint Louis, MS	September, 2004

 (1)  Chalet I and Chalet II were merged into one subsidiary on September 27, 2007.
 (2) Waverly Apartments is classified as a discontinued operation.

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

Pursuant to MOLP's limited partnership agreement, MOLP may issue limited partnership operating units (and corresponding limited partnership interests) in return for cash or other property that is contributed to MOLP. Holders of MOLP limited partnership operating units may redeem the units (and corresponding limited partnership interests) in return for the issuance of the Trust's common stock or cash, at the Trust's election, after a one (1) year holding period. The Trust anticipates that the UPREIT structure will enable it to make additional acquisitions of properties from tax-motivated sellers. As an UPREIT, the Trust believes that MOLP will be able to issue limited partnership operating units to tax-motivated sellers who contribute properties to MOLP, thereby enabling those sellers to realize certain tax benefits that would be unavailable to them if the Trust purchased those properties directly for cash or common stock. As of March 31, 2008, minority holders of MOLP owned 85,072 limited partnership operating units, or approximately 5.75% of the partnership interest in MOLP. Maxus Realty Trust’s common shares trade on the NASDAQ Stock Exchange (NASDAQ: MRTI).

Each of the real estate properties are owned by single member limited liability companies that are directly owned by MOLP. Maxus Properties, Inc. provides property management services for each of the Trust’s real properties.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of Consolidated Results

Cash as of March 31, 2008 was $4,905,000, a decrease of $632,000 from $5,537,000 at December 31, 2007. The majority of the decrease was due to the dividend distribution and the payment of certain vendor payables. Escrows and reserves held by various lenders were $1,121,000 and $1,374,000 at March 31, 2008 and December 31, 2007, respectively. A portion of the decrease, $253,000, was due to the distribution of certain replacement reserves for the funding of capital expenditures.

Net cash provided by operating activities decreased $191,000 to $458,000 for the three month period ended March 31, 2008.  The majority of the decrease was due to the changes in cash affecting operations such as the decrease in accounts payable and other accrued liabilities.

Net cash used in investing activities was $638,000 which was comprised of  routine capital expenditures.

Net cash provided by financing activities was $452,000 for the three month period ended March 31, 2008. Distributions in the amount of $296,000 were made to the shareholders of record for the three months ended March 31, 2008.

Management is committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe will enhance our ability to capitalize on attractive investment opportunities as they become available.  Management believes that the current cash position and the properties’ ability to generate adequate cash flows should enable the Trust to fund anticipated operating and capital expenditures for the remainder of 2008. No assurance can be given as to the actual timing or amount of any additional insurance proceeds or any sale proceeds from the Waverly property. Please refer to the Condensed Consolidated Statements of Cash Flows for detailed information of our sources and uses of cash for the periods ending March 31, 2008 and 2007.

Each year the Trust reviews the physical condition of each property it owns. In order for the Trust’s properties to remain competitive, attract new tenants, and retain existing tenants, the Trust plans for additional capital improvements. For the period ended March 31, 2008, the Trust spent approximately $638,000 on capital improvements. The first quarter of 2008 capital expenditures were primarily for roof/guttering repair, parking/driveway repair, carports, pool repair, and rehab to certain office/leasing space, with ten percent of the expenditures expected to be reimbursed from reserves held by lenders. The Trust will continue to evaluate opportunities for the acquisition of investment properties and may incur additional material capital expenditures in connection with these acquisition opportunities.

On February 28, 2008, the Board of Trustees of the Trust declared a cash dividend of $0.20 per share payable to the holders of record on March 6, 2008 of the Trust's $1.00 par value, common stock. The dividend was paid on March 21, 2008. On May 13, 2008, the Board of Trustees of the Trust approved the payment of a quarterly cash dividend of $.20 per share to the holders of record on May 31, 2008 of the Registrant’s $1.00 par value, common stock. The Board anticipates that the dividend will be paid on or about June 21, 2008. The Board of Trustees will re-evaluate the Trust’s ability to pay a cash dividend each quarter, including an evaluation of whether the Trust will be required to pay a cash dividend to satisfy the requirement that the Trust pay dividends to its shareholders of at least 90% of its taxable income to continue to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

On October 15, 2007, the Board of Trustees of the Trust approved a stock repurchase program authorizing the Trust to purchase up to 100,000 shares of the Trust’s common stock, par value $1.00. Through March 31, 2008 the Trust had purchased 17,478 shares totaling $177,000.

Contractual Obligations and Commercial Commitments

	Balance at	Interest	Fixed	Due
	Mar. 31, 2008	Rate	or (variable)	Date

Barrington Hills	5,278,000	6.04%	Fixed	July 1, 2029

Bicycle Club	11,061,000	6.19%	Fixed	September 1, 2016

Chalet (1)	8,030,000	5.79%	Fixed	October 1, 2017

Forest Park	2,317,000	5.29%	Fixed	September 1, 2015

Highland Pointe	13,000,000	5.67%	Fixed	February 28, 2017

Kings Court	2,221000	5.91%	(variable)	May 1, 2009

Northtown Bus. Center	3,098,000	6.87%	Fixed	September 1, 2016

Terrace	1,528,000	6.87%	Fixed	February 1, 2009

The Landings	6,146,000	6.19%	Fixed	September 1, 2016

Regency North	4,788,000	7.22%	Fixed	January 1, 2011

Valley Forge	1,715,000	5.69%	Fixed	December 1, 2015

Total	$59,182,000

(1)  As of September 27, 2007 Chalet I & II merged into one subsidiary.

OFF-BALANCE SHEET ARRANGEMENTS

The Trust does not have any “off-balance sheet arrangements” as defined in Item 303(c)(2) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

The results of operations for the Trust's properties for the three months ended March 31, 2008 are detailed below.

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

Reconciliation of Funds from Operations to Net Loss:

	Three Months Ended
	Mar. 31,	Mar. 31,
	2008	2007
Net loss	$(488,000)	(385,000)
Property related depreciation and amortization	889,000	792,000
Funds from Operations	$401,000	407,000

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

Occupancy

The occupancy levels at March 31, 2008 and December 31, 2007 were as follows:

	OCCUPANCY LEVELS
	Mar. 31, 2008	Dec. 31, 2007
Barrington Hills	73%	84%
Bicycle Club	93%	92%
Chalet	97%	96%
Forest Park/Valley Forge (1)	94%	89%
Highland Pointe (2)	94%	94%
King’s Court/Terrace	94%	92%
The Landings	99%	99%
Northtown Business Center (3)	96%	95%
Regency North (4)	92%	94%
Waverly (5)	0%	0%

 (1) Valley Forge was acquired in November 2006.
(2) Highland Pointe was acquired in January 2007.
(3) Northtown Business Center was acquired in August 2006.
(4) Regency North was acquired in November 2007.
(5) Waverly is uninhabitable due to the damages incurred in Hurricane Katrina in August 2005.

Forest Park/Valley Forge was 94% occupied at March 31, 2008. This is a 5% increase from December 31, 2007.  Due to the necessary renovations and the addition of the fitness/laundry room, management believes this has generated fewer turnovers and created several new leases. The promise of a new pool has also prompted the increase in occupancy. Bicycle Club was 93% occupied at March 31, 2008. This is a slight increase from December 31, 2007. The property is experiencing few turnovers this year compared to last year, mostly due to a decrease in home buying. Regency North, which was just acquired in November 2007, ended the quarter at 92% occupancy.   According to a recent survey of the North Kansas City area, rental occupancies have been averaging 86.34%.  Regency North is well above the average for this area. With the change in seasons and the building renovations management is expecting an increase in traffic, which we believe will create additional leasing opportunities. King’s Court/Terrace occupancy was 94% at March 31, 2008. King’s Court/Terrace is located in Olathe, Kansas. Overall occupancy in the Olathe, Kansas market has remained stable, with most competitors’ average occupancy in the high 80% to low 90% range. Property management has been more aggressive with concessions due to the competitors in the area offering concessions. Because of the stale home buying market, management is certain this will improve their occupancy percentages. Olathe continues to be the fastest growing city in the Johnson County area. Chalet, which is located in Topeka, Kansas, ended the quarter at 97% occupancy. This is a slight increase from December 31, 2007. The property has been so successful in their leasing efforts that management has been able to increase rents. Also, with the repainting and the new roofs this has added to Chalet’s appeal to the prospective tenant.  The average occupancy for competitors in this market is 93%. Chalet does not currently offer rental concessions due to consistently high occupancy rates. The Landings and Barrington Hills are both located in Little Rock, Arkansas. The average occupancy rate for West Little Rock is 93%, according to the Institute of Real Estate Management. The Landings and Barrington Hills had occupancy rates of 99% and 73%, respectively on March 31, 2008. Barrington’s decrease in occupancy from the same period in 2007 is due in part to a downturn in the overall rental market in the Little Rock area. Management is currently giving rent concessions to all prospective tenants of Barrington Hills.   According to the Institute of Real Estate Management, more than half of all rental properties in the Little Rock area have reported providing concessions to their prospective tenants. Because of the damages incurred by Hurricane Katrina in August 2005, Waverly is uninhabitable. Waverly is located in Bay Saint Louis, Mississippi. Due to the effects of Hurricane Katrina, competitive conditions in this area of Mississippi continue to be difficult to ascertain at this time. The occupancy at Northtown Business Center is 96%. The commercial and industrial real estate market in North Kansas City continues at a steady growth pace. This is partly due to North Kansas City’s close proximity to downtown Kansas City, easy access and regional centrality. Lease rates at Northtown Business Center are consistent with market prices. Highland Pointe is located in Yukon, Oklahoma. Highland Pointe had an occupancy of 94% at March 31, 2008. The average occupancy for competitors in this market has ranged from 89% to 94%. Highland Pointe has increased its occupancy by 10% from this time last year. Management has attributed this increase in occupancy to a stable and professional staff, an increase in their marketing efforts and a concentration of lease renewals.

Comparison of Consolidated Results

For the three month periods ended March 31, 2008 and 2007, the Trust’s consolidated revenues from continuing operations were $3,371,000 and $2,804,000, respectively. Revenues increased $567,000 (20%) for the three month period ended March 31, 2008 as compared to the same period ended March 31, 2007. The increase is due primarily to the 2007 acquisitions of Highland Pointe and Regency North. Highland Pointe provided an additional $118,000 of revenues for the three month period ended March 31, 2008. Regency North provided an additional $332,000 of revenues for the three month period ended March 31, 2008.

For the three month periods ended March 31, 2008 and 2007, the Trust’s consolidated operating expenses were $3,041,000 and $2,424,000, respectively. Expenses increased $617,000 (25%) for the three month period ended March 31, 2008, as compared to the same period ended March 31, 2007. This increase is due primarily to the properties acquired in 2007. The acquisition of Highland Pointe increased operating expenses by $24,000 for the three month period ended March 31, 2008. Regency North increased operating expenses by $334,000 for the three month period ended March 31, 2008. For the three months ended March 31, 2008, depreciation and amortization expense increased by $97,000, interest expense increased by $125,000, utility expense increased $101,000 and other operating expenses increased by $216,000. These increases pertain to the additional investment assets associated with the acquisition of Highland Pointe and Regency North.

The net loss from continuing operations before minority interest for the three month period ended March 31, 2008 was ($549,000) or ($.39) per share. The net loss from continuing operations after minority interest for the three-

month period ended March 31, 2008 was ($517,000) or ($.37) per share.

MARKET RISK

The Trust’s results of operations are highly dependent on fluctuations in interest rates to the extent its properties are financed through variable interest rate loans or fixed interest rates loans nearing maturity. See the table under this Item 2 titled “Contractual Obligations and Commercial Commitments for the interest rate affecting each property and the maturity date of each mortgage loan. Only the loan on the Kings Court property, which matures in May 2009, has a variable interest rate, and the only other loan that matures within the next two years is the loan on the Terrace property (June 2009). A 100 basis point increase in the variable rate debt on the Kings Court property on an annual basis would impact net income by approximately $22,000. The Bicycle Club, Landings, Valley Forge and Regency North notes will allow prepayment in full, subject to compliance with the prepayment terms as set forth in the promissory note, including payment of the applicable prepayment penalty. The prepayment penalty is the greater of 1% of the amount of principal being prepaid or the yield maintenance calculation as contained in the note. In regards to Northtown Business Center, at closing the Trust paid a $31,500 nonrefundable prepayment buy-out payment which allows the Trust to prepay all or part of the outstanding principal balance of the mortgage loan on any monthly payment date without payment of any further prepayment charge or fee.

INFLATION

The effects of inflation did not have a material impact upon the Trust's operations during the current period.

ITEM 3:     CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

The Trust’s Principal Executive Officer and Principal Financial Officer have evaluated the Trust’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).   Disclosure controls and procedures are defined to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the Evaluation Date, the Trust’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC for filing the Trust’s periodic reports or that the information required to be disclosed by the Trust in reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. This determination is due to management’s consideration of a material weakness in the Trust’s internal control over financial reporting that the Trust maintained insufficient technical accounting resources related to financial statement preparation and disclosures required under accounting principles generally accepted in the United States and by the SEC. As described in more detail in Item 8A of the Trust’s annual report on Form 10-KSB for the year ended December 31, 2007, the Board is investigating and evaluating the costs of becoming fully compliant with the requirements of Exchange Act Rules 13a-15(a) and 15d-15(a) in connection with its analysis of whether to de-register the Trust's common stock. During the period in which the Board has considered this issue, we acquired a new data management system in the fourth quarter of 2007, but have not otherwise remediated the material weakness for the reasons described in the Form 10-KSB.

  (b)   Changes in internal controls

There has been no material change in the Trust’s internal control over financial reporting during its most recent fiscal quarter, except the installation of the new integrated property management and accounting software program (One Site), the information required to be disclosed by the Trust in reports that it files or submits under the Exchange Act is accumulated and communicated to management including its principal executive officer and principal financial officer in a more timely fashion. Management believes this new software significantly enhances internal controls by making relevant operational and accounting information more readily accessible to management. Additionally, in regards to the accounts payable control process, the new software enables management to electronically approve purchase orders. In regards to the payroll process, an additional benefit of the new software is the ability to allow tenants to submit their rent via an internet portal. Payments are electronically transferred from the resident’s bank account to the property’s bank account. This enables management to provide a more secure means of recording monthly deposits.  For tenants who pay their rent by check, the new software allows management to scan the checks and therefore, the payments are electronically deposited into the bank account eliminating the need to make a physical bank deposit by the management staff.  NSF checks are also processed electronically therefore notifying management of the return items sooner. Additionally, management is continuing to analyze additional ways to ensure the Trust has adequate technical accounting resources related to financial statement preparation and disclosures in a manner consistent with the size and resources of the Trust.

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

Seller filed a motion to dismiss based on a lack of personal jurisdiction, which was briefed and argued on April 26, 2006. On May 15, 2006, the court denied Seller's motion to dismiss. On June 9, 2006, Seller filed its answer and counterclaim, alleging that the Trust breached the Purchase Agreement by not closing the transaction. Seller requested as damages the earnest money deposit made by the Trust and attorneys' fees and costs. Trial to the court was held on July 18, 2007. On February 15, 2008, the judge ruled in favor of Seller, FF Park Lane, granting Seller judgment for damages equal to (i) the earnest money deposit of $100,000 plus accrued interest, (ii) Seller’s attorney fees in the amount of $52,860 through the completion of trial and (iii) the costs of the lawsuit. The Trust does not anticipate appealing this ruling.  On April 16, 2008 the Trust filed an order with the court to reconsider the motion regarding the attorney’s fees and costs that FF Park Lane hopes to recover from the conclusion of trial to the present.  The court has this under submission.

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

The Trust received a check in the amount of $344,557 from RSUI on October 25, 2006. It is believed that this amount represented partial payment of an undisputed portion of the property damage claim related to Hurricane Katrina. This check was offered to the Trust without prejudice to the Trust’s rights to claim additional sums in the ongoing litigation. The Trust and RSUI agreed on April 15, 2008 to a mediation in an attempt to resolve their dispute before the trial date. The parties were unable to reach a mutually agreeable resolution of this dispute therefore, the case is set for trial on May 19, 2008. Management intends to vigorously pursue this matter. At this date, the amount of any additional recovery and the ultimate resolution of this matter cannot be estimated.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 15, 2007, the Board of Trustees of the Trust approved a stock repurchase program authorizing the Trust to purchase up to 100,000 shares of the Trust’s common stock, par value $1.00.  The following table shows the shares that were purchased under the program during the first quarter of 2008:

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as Part of	Shares that May Yet
	of Shares	Average Price Paid	Publicly Announced	Be Purchased Under
Period	Purchased	per Share	Program	the Program
1/1/08 to 1/31/08	1,925 (1)	$9.92	17,199	82,960
2/1/08 to 2/29/08	279	$10.00	17,478	82,681
3/1/08 to 3/31/08	---	---	17,478	82,681

Total	2,204		17,478	82,681

(1) 159 Shares were purchased through the Trust’s voluntary odd-lot offer dated August 21, 2007.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2008, the Trust held its Annual Meeting of Shareholders. At the meeting the following individuals were the nominees of management voted upon and elected as trustees by the shareholders of the Trust at the meeting to hold office until the next Annual Meeting of Shareholders and until their successors are elected and qualify:  Monte McDowell, Danley K. Sheldon, Jose Evans, Kevan Acord, David L. Johnson, Chris Garlich and W. Robert Kohorst. There were 1,084,520 votes "for" Mr. McDowell and 10,817 votes "withheld." There were 1,078,783 votes "for" Mr. Sheldon and 16,554 votes "withheld." There were 1,084,520 votes "for" Mr. Evans and 10,817 votes “withheld." There were 1,084,520 votes "for" Mr. Acord and 10,817 votes "withheld." There were 1,078,983 votes "for" Mr. Johnson and 16,354 votes “withheld." There were 1,077,035 votes "for" Mr. Garlich and 18,302 votes “withheld." There were 1,084,520 votes "for" Mr. Kohorst and 10,817 votes "withheld."

ITEM 5.      OTHER INFORMATION

  None

ITEM 6.      EXHIBITS

   See Exhibits Index on Page 24.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MAXUS REALTY TRUST, INC.

Date:	May 13, 2008	By:	/s/ David L. Johnson
David L. Johnson
Chairman of the Board,
President and Chief Executive Officer
Trustee

Date:	May 13, 2008	By:	/s/ John W. Alvey
John W. Alvey
Treasurer and
Principal Financial Officer

Date:	May 13, 2008	By:	/s/ DeAnn M. Totta
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